Form 10-Q
period 1996-06-30
PARKER & PARSLEY 90 B L P
filed 1996-08-12
CIK 844618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


       / x /    Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

       /   /   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from _______ to _______


                         Commission File No. 33-26097-07


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


                               Page 1 of 11 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)
                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                   June 30,       December 31,
                                                     1996             1995
                                                 ------------     ------------
                                                  (Unaudited)
                 ASSETS

Current assets:
 Cash and cash equivalents, including interest
    bearing deposits of $349,705 at June 30 and
    $288,853 at December 31                      $    349,892     $    289,053
 Accounts receivable - oil and gas sales              349,701          305,505
                                                  -----------      -----------

        Total current assets                          699,593          594,558

Oil and gas properties - at cost,  based on the
 successful efforts accounting method              25,933,225       25,958,413
    Accumulated depletion                         (17,197,992)     (16,839,804)
                                                  -----------      -----------

        Net oil and gas properties                  8,735,233        9,118,609
                                                  -----------      -----------

                                                 $  9,434,826     $  9,713,167
                                                  ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Accounts payable - affiliate                    $    116,309     $    196,847

Partners' capital:
 Limited partners (32,264 interests)                9,225,328        9,421,164
 Managing general partner                              93,189           95,156
                                                  -----------      -----------

                                                    9,318,517        9,516,320
                                                  -----------      -----------

                                                 $  9,434,826     $  9,713,167
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three months ended        Six months ended
                                       June 30,                 June 30,
                                ---------------------   -----------------------
                                  1996        1995         1996         1995
                                ---------   ---------   ----------   ----------
Revenues:
  Oil and gas sales             $ 905,148   $ 806,618   $1,725,231   $1,652,158
  Interest income                   4,875       4,822        8,661        8,768
  Salvage income from equipment
   disposals                           -           -         7,405           -
                                 --------    --------    ---------    ---------
      Total revenues              910,023     811,440    1,741,297    1,660,926

Costs and expenses:
  Production costs                350,763     359,701      713,010      750,253
  General and administrative
   expenses                        30,208      24,199       54,810       52,050
  Depletion                       176,025     196,536      360,884      403,932
  (Gain) loss on abandoned
   property                         2,017      (8,135)       2,017       (8,135)
  Abandoned property costs             -        5,652           -         5,652
  Amortization of organization
   costs                               -        3,400           -         6,798
                                 --------    --------    ---------    ---------
      Total costs and expenses    559,013     581,353    1,130,721    1,210,550
                                 --------    --------    ---------    ---------

Net income                      $ 351,010   $ 230,087   $  610,576   $  450,376
                                 ========    ========    =========    =========
Allocation of net income:
  Managing general partner      $   3,510   $   2,335   $    6,106   $    4,572
                                 ========    ========    =========    =========

  Limited partners              $ 347,500   $ 227,752   $  604,470   $  445,804
                                 ========    ========    =========    =========
Net income per limited
  partnership interest          $   10.78   $    7.06   $    18.74   $    13.82
                                 ========    ========    =========    =========
Distributions per limited
  partnership interest          $   13.59   $   13.13   $    24.80   $    26.54
                                 ========    ========    =========    =========

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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners         Total
                                   -----------    -----------    -----------

Balance at January 1, 1995         $   106,047    $10,509,618    $10,615,665

    Distributions                       (8,650)      (856,330)      (864,980)

    Net income                           4,572        445,804        450,376
                                    ----------     ----------     ----------

Balance at June 30, 1995           $   101,969    $10,099,092    $10,201,061
                                    ==========     ==========     ==========


Balance at January 1, 1996         $    95,156    $ 9,421,164    $ 9,516,320

    Distributions                       (8,073)      (800,306)      (808,379)

    Net income                           6,106        604,470        610,576
                                    ----------     ----------     ----------

Balance at June 30, 1996           $    93,189    $ 9,225,328    $ 9,318,517
                                    ==========     ==========     ==========







         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six months ended
                                                               June 30,
                                                          1996          1995
                                                        ---------    ---------
Cash flows from operating activities:

 Net income                                             $ 610,576    $ 450,376
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depletion and amortization                             360,884      410,730
   Salvage income from equipment disposals                 (7,405)          -
   (Gain) loss on abandoned property                        2,017       (8,135)
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable             (44,196)      10,498
   Increase (decrease) in accounts payable                (51,637)      57,598
                                                         --------     --------

       Net cash provided by operating activities          870,239      921,067

Cash flows from investing activities:

 Additions to oil and gas properties                       (8,426)     (10,007)
 Proceeds from salvage income on equipment disposals        7,405           -
 Proceeds from equipment salvage on abandoned property         -         2,850
                                                         --------     --------

       Net cash used in investing activities               (1,021)      (7,157)

Cash flows from financing activities:

 Cash distributions to partners                          (808,379)    (864,980)
                                                         --------     --------

Net increase in cash and cash equivalents                  60,839       48,930
Cash and cash equivalents at beginning of period          289,053      180,890
                                                         --------     --------

Cash and cash equivalents at end of period              $ 349,892    $ 229,820
                                                         ========     ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

NOTE 1.

Parker & Parsley 90-B, L.P. (the "Registrant") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended
   June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $1,725,231 from $1,652,158 for the six months ended June 30, 1996 and 1995, respectively, an increase of 4%. The increase in revenues resulted from a 16% increase in the average price received per barrel of oil and a 29% increase in the average price received per mcf of gas, offset by a 13% decline in barrels of oil produced and sold and an 11% decline in mcf of gas produced and sold. For the six months ended June 30, 1996, 64,600 barrels of oil were sold compared to 73,939 for the same period in 1995, a decrease of 9,339 barrels. For the six months ended June 30, 1996, 175,687 mcf of gas were sold compared to 197,260 for the same period in 1995, a decrease of 21,573 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties.

Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.88 from $17.59 for the six months ended June 30, 1995 to $20.47 for the same period in 1996 while the average price received per mcf of gas increased from $1.78 for the six months ended June 30, 1995 to $2.29 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Salvage income totaling $7,405 was received during the six months ended June 30, 1996, attributable to credits received from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $1,130,721 for the six months ended June 30, 1996 as compared to $1,210,550 for the same period in 1995, a decrease of $79,829, or 7%. The decrease was due to declines in production costs, depletion, abandoned property costs and amortization of organization costs, offset by increases in general and administrative expenses ("G&A") and loss on abandoned property.

Production costs were $713,010 for the six months ended June 30, 1996 and $750,253 for the same period in 1995, resulting in a $37,243 decrease, or 5%. The decrease was the result of less well repair and maintenance costs, offset by an increase in workover costs incurred in an effort to stimulate production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 5% from $52,050 for the six months ended June 30, 1995 to $54,810 for the same period in 1996.

Depletion was $360,884 for the six months ended June 30, 1996 compared to $403,932 for the same period in 1995. This represented a decrease in depletion of $43,048, or 11%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 9,339 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised downward by 213,660 barrels, or 11%.

A loss on abandoned property of $2,017 was recognized during the six months ended June 30, 1996. This loss resulted from the abandonment of a saltwater disposal well. A gain on abandoned property of $8,135 was recognized during the six months ended June 30, 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Abandoned property costs of $5,652 were incurred on one well abandoned during the six months ended June 30, 1995. There were no abandoned property costs for the same period in 1996.

Three months ended June 30, 1996 compared with three months ended
   June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $905,148 from $806,618 for the three months ended June 30, 1996 and 1995, respectively, an increase of 12%. The increase in revenues resulted from a 22% increase in the average price received per barrel of oil and a 45% increase in the average price received per mcf of gas, offset by a 12% decline in barrels of oil produced and sold and an 8% decline in mcf of gas produced and sold. For the three months ended June 30, 1996, 31,694 barrels of oil were sold compared to 36,043 for the same period in 1995, a decrease of 4,349 barrels. For the three months ended June 30, 1996, 89,543 mcf of gas were sold compared to 97,416 for the same period in 1995, a decrease of 7,873 mcf. The decrease in production volumes was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $3.93 from $18.02 for the three months ended June 30, 1996 to $21.95 for the same period in 1996 while the average price received per mcf of gas increased from $1.61 during the three months ended June 30, 1995 to $2.34 in 1996.

Costs and Expenses:

Total costs and expenses decreased to $559,013 for the three months ended June 30, 1996 as compared to $581,353 for the same period in 1995, a decrease of $22,340, or 4%. This decrease was due to declines in production costs, depletion, amortization of organization costs and abandoned property costs, offset by increases in G&A and loss on abandoned property.

Production costs were $350,763 for the three months ended June 30, 1996 and $359,701 for the same period in 1995 resulting in an $8,938 decrease, or 2%. The decrease was the result of less well repair and maintenance costs, offset by an increase in workover costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 25% from $24,199 for the three months ended June 30, 1995 to $30,208 for the same period in 1996.

Depletion was $176,025 for the three months ended June 30, 1996 compared to $196,536 for the same period in 1995. This represented a decrease in depletion of $20,511, or 10%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. Oil production decreased 4,349 barrels for the three months ended June 30, 1996 from the same period in 1995.

A loss on abandoned property of $2,017 was recognized during the three months ended June 30, 1996. This loss resulted from the abandonment of a saltwater disposal well. A gain on abandoned property of $8,135 was recognized during the three months ended June 30, 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Abandoned property costs of $5,652 were incurred on one well abandoned during the three months ended June 30, 1995. There were no abandoned property costs for the same period in 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased during the six months ended June 30, 1996 $50,828 from the same period ended June 30, 1995. This decrease was primarily due to an increase in production costs paid, offset by an increase in oil and gas sales.

Net Cash Used in Investing Activities

The Registrant's principal investing activities for the six months ended June 30, 1996 and 1995 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $7,405 were received during the six months ended June 30, 1996 from the sale of oil and gas equipment on one well abandoned in a prior year. Proceeds of $2,850 were received from the salvage of equipment on one well abandoned during the six months ended June 30, 1995.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $808,379 of which $800,306 was distributed to the limited partners and $8,073 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $864,980 of which $856,330 was distributed to the limited partners and $8,650 to the managing general partner.

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

(b)     Form 8-K - none

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


                                    PARKER & PARSLEY 90-B, L.P.

                              By:   Parker & Parsley Development L.P.,
                                     Managing General Partner
                                    By:   Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  August 9, 1996        By:     /s/ Steven L. Beal
                                    -----------------------------------------
                                    Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA