Form 10-Q
period 1996-09-30
PARKER & PARSLEY 90 B L P
filed 1996-11-13
CIK 844618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of __ pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 90-B, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1996 and
               December 31, 1995   ...................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1996 and 1995................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1996................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1995.............................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7



Part II.    Other Information.........................................   11

                Signatures............................................   12

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                   September 30,  December 31,
                                                       1996           1995
                                                   ------------   ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $393,825 at September 30
     and $288,853 at December 31                   $    394,012   $    289,053
   Accounts receivable - oil and gas sales              338,937        305,505
                                                    -----------    -----------
         Total current assets                           732,949        594,558
                                                    -----------    -----------

Oil and gas properties - at cost,  based on the
   successful efforts accounting method              25,938,592     25,958,413
     Accumulated depletion                          (17,362,945)   (16,839,804)
                                                    -----------    -----------
         Net oil and gas properties                   8,575,647      9,118,609
                                                    -----------    -----------
                                                   $  9,308,596   $  9,713,167
                                                    ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    132,440   $    196,847

Partners' capital:
   Limited partners (32,264 interests)                9,084,390      9,421,164
   Managing general partner                              91,766         95,156
                                                    -----------    -----------
                                                      9,176,156      9,516,320
                                                    -----------    -----------
                                                   $  9,308,596   $  9,713,167
                                                    ===========    ===========

The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three months ended       Nine months ended
                                    September 30,            September 30,
                               ---------------------   -----------------------
                                  1996        1995        1996         1995
                               ---------   ---------   ----------   ----------
Revenues:
   Oil and gas                 $ 856,112   $ 736,486   $2,581,343   $2,388,644
   Interest                        5,898       5,497       14,559       14,265
   Salvage income from
     equipment disposals             540         -          7,945          -
   Gain on sale of property          -         2,326          -          2,326
                                --------    --------    ---------    ---------
                                 862,550     744,309    2,603,847    2,405,235
                                --------    --------    ---------    ---------
Costs and expenses:
   Oil and gas production        341,736     357,213    1,054,746    1,107,466
   General and administrative     27,320      26,287       82,130       78,337
   Depletion                     164,954     189,405      525,838      593,337
   (Gain) loss on abandoned
      property                       -          (124)       2,017       (8,259)
   Abandoned property                -         1,322          -          6,974
   Amortization of organization
      costs                          -         3,397          -         10,195
                                --------    --------    ---------    ---------
                                 534,010     577,500    1,664,731    1,788,050
                                --------    --------    ---------    ---------

Net income                     $ 328,540   $ 166,809   $  939,116   $  617,185
                                ========    ========    =========    =========
Allocation of net income:
   Managing general partner    $   3,285   $   1,702   $    9,391   $    6,274
                                ========    ========    =========    =========

   Limited partners            $ 325,255   $ 165,107   $  929,725   $  610,911
                                ========    ========    =========    =========
Net income per limited
   partnership interest        $   10.08   $    5.11   $    28.82   $    18.93
                                ========    ========    =========    =========
Distributions per limited
   partnership interest        $   14.45   $   11.82   $    39.25   $    38.36
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                  Managing
                                  general         Limited
                                  partner         partners            Total
                                 ---------       -----------       -----------

Balance at January 1, 1996       $  95,156       $ 9,421,164       $ 9,516,320

    Distributions                  (12,781)       (1,266,499)       (1,279,280)

    Net income                       9,391           929,725           939,116
                                  --------        ----------        ----------

Balance at September 30, 1996    $  91,766       $ 9,084,390       $ 9,176,156
                                  ========        ==========        ==========







         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine months ended
                                                          September 30,
                                                   ---------------------------
                                                       1996           1995
                                                   -----------     -----------
Cash flows from operating activities:

   Net income                                      $   939,116     $   617,185
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion and amortization                      525,838         603,532
       (Gain) loss on abandoned property                 2,017          (8,259)
       Gain on sale of property                            -            (2,326)
       Salvage income from equipment disposals          (7,945)            -
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable      (33,432)         31,964
       Increase (decrease) in accounts payable         (35,508)         52,548
                                                    ----------      ----------
        Net cash provided by operating activities    1,390,086       1,294,644
                                                    ----------      ----------

Cash flows from investing activities:

   Additions to oil and gas properties                 (13,792)        (14,503)
   Proceeds from salvage income on equipment
      disposals                                          7,945             -
   Proceeds from equipment salvage on abandoned
      property                                             -             8,259
   Proceeds from sale of property                          -             2,326
                                                    ----------      ----------
        Net cash used in investing activities           (5,847)         (3,918)
                                                    ----------      ----------

Cash flows from financing activities:

   Cash distributions to partners                   (1,279,280)     (1,250,307)
                                                    ----------      ----------
Net increase in cash and cash equivalents              104,959          40,419
Cash and cash equivalents at beginning of period       289,053         180,890
                                                    ----------      ----------
Cash and cash equivalents at end of period         $   394,012     $   221,309
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


Note 1.

Parker & Parsley 90-B, L.P. (the "Registrant") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
   30, 1995

Revenues:

The Registrant's oil and gas revenues increased 8% to $2,581,343 from $2,388,644 for the nine months ended September 30, 1996 and 1995, respectively. The increase in revenues resulted from a 21% increase in the average price received per barrel of oil and a 28% increase in the average price received per mcf of gas, offset by a 12% decline in barrels of oil produced and sold and a 10% decline in mcf of gas produced and sold. For the nine months ended September 30, 1996, 95,365 barrels of oil were sold compared to 108,390 for the same period in 1995, a decrease of 13,025 barrels. For the nine months ended September 30, 1996, 269,367 mcf of gas were sold compared to 299,477 mcf for the same period in 1995, a decrease of 30,110 mcf. The decrease in production volumes was due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.57 from $17.24 for the nine months ended September 30, 1995 to $20.81 for the same period in 1996 while the average price received per mcf of gas increased from $1.74 for the nine months ended September 30, 1995 to $2.22 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Salvage income totaling $7,945 was received during the nine months ended September 30, 1996, attributable to credits received from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year.

A gain on sale of property of $2,326 was recognized during the nine months ended September 30, 1995. This gain was the result of proceeds received from the sale of mineral rights in an undevel oped property.

Costs and Expenses:

Total costs and expenses decreased to $1,664,731 for the nine months ended September 30, 1996 as compared to $1,788,050 for the same period in 1995, a decrease of $123,319, or 7%. The decrease was due to declines in production costs, depletion, abandoned property costs and amortization of organization costs, offset by increases in general and administrative expenses ("G&A") and loss on abandoned property.

Production costs were $1,054,746 for the nine months ended September 30, 1996 and $1,107,466 for the same period in 1995, resulting in a $52,720 decrease, or 5%. The decrease was the result of less well repair and maintenance costs, offset by an increase in workover costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 5% from $78,337 for the nine months ended September 30, 1995 to $82,130 for the same period in 1996.

Depletion was $525,838 for the nine months ended September 30, 1996 compared to $593,337 for the same period in 1995, representing a decrease of $67,499, or

11%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 13,025 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

A loss on abandoned property of $2,017 was recognized during the nine months ended September 30, 1996. This loss resulted from the write-off of remaining capitalized well costs on the abandonment of one saltwater disposal well. A gain on abandoned property of $8,259 was recognized during the nine months ended September 30, 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Abandoned property costs of $6,974 were incurred on one well abandoned during the nine months ended September 30, 1995.

Three months ended September 30, 1996 compared with three months ended September
   30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $856,112 from $736,486 for the three months ended September 30, 1996 and 1995, respectively, an increase of 16%. The increase in revenues resulted from a 31% increase in the average price received per barrel of oil and a 25% increase in the average price received per mcf of gas, offset by an 11% decline in barrels of oil produced and sold and an 8% decline in mcf of gas produced and sold. For the three months ended September 30, 1996, 30,765 barrels of oil were sold compared to 34,451 for the same period in 1995, a decrease of 3,686 barrels. For the three months ended September 30, 1996, 93,680 mcf of gas were sold compared to 102,217 for the same period in 1995, a decrease of 8,537 mcf. The decreases were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $5.04 from $16.49 during the three months ended September 30, 1995 to $21.53 in 1996, while the average price received per mcf of gas increased from $1.65 during the three months ended September 30, 1995 to $2.07 in 1996.

Salvage income totaling $540 was received during the three months ended September 30, 1996, attributable to credits received from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year.

A gain on sale of property of $2,326 was recognized during the three months ended September 30, 1995. This gain was the result of proceeds received from the sale of mineral rights in an undeveloped property.

Costs and Expenses:

Total costs and expenses decreased to $534,010 for the three months ended September 30, 1996 as compared to $577,500 for the same period in 1995, a decrease of $43,490, or 8%. This decrease was due to declines in production costs, depletion, abandoned property costs, gain on abandoned property and amortization of organization costs, offset by an increase in G&A.

Production costs were $341,736 for the three months ended September 30, 1996 and $357,213 for the same period in 1995 resulting in a $15,477 decrease, or 4%. The decrease was the result of less well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 4%, from $26,287 for the three months ended September 30, 1995 to $27,320 for the same period in 1996.

Depletion was $164,954 for the three months ended September 30, 1996 compared to $189,405 for the same period in 1995, representing a decrease of $24,451, or 13%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production of 3,686 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

A gain on abandoned property of $124 was recognized during the three months ended September 30, 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Abandoned property costs of $1,322 were incurred on one well abandoned during the three months ended September 30, 1995. There was no abandonment activity for the same period ended September 30, 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $95,442 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was due to an increase in oil and gas sales, offset by an increase in production costs paid.

Net Cash Used in Investing Activities

The Registrant's investing activities during the nine months ended September 30, 1996 and 1995, respectively, included $13,792 and $14,503 for expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $7,945 were received during the nine months ended September 30, 1996 from the sale of oil and gas equipment one well abandoned in a prior year. Proceeds of $8,259 were received from the salvage of equipment on one well abandoned during the nine months ended September 30, 1995.

Proceeds of $2,326 were received during the nine months ended September 30, 1995 from the sale of mineral rights on an undeveloped property.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $1,279,280 of which $1,266,499 was distributed to the limited partners and $12,781 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $1,250,307 of which $1,237,804 was distributed to the limited partners and $12,503 to the managing general partner.

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


                                     PARKER & PARSLEY 90-B, L.P.

                               By:   Parker & Parsley Development L.P.,
                                       Managing General Partner

                                     By:   Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  November 13, 1996      By:   /s/ Steven L. Beal
                                     -------------------------------------
                                     Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA