Form 10-Q
period 1997-03-31
PARKER & PARSLEY 90 B L P
filed 1997-05-13
CIK 844618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 90-B, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1997 and
              December 31, 1996   ...................................    3

           Statements of Operations for the three months
             ended March 31, 1997 and 1996...........................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1997....................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1997 and 1996...........................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................    9

           27.    Financial Data Schedule

           Signatures................................................   10

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS


                                                     March 31,     December 31,
                                                       1997            1996
                                                   ------------    ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $409,630 at March 31
    and $332,819 at December 31                    $    409,717    $    333,006
  Accounts receivable - oil and gas sales               365,465         564,298
                                                    -----------     -----------
        Total current assets                            775,182         897,304
                                                    -----------     -----------
Oil and gas properties - at cost,  based on the
  successful efforts accounting method               25,947,669      25,934,794
Accumulated depletion                               (17,769,321)    (17,601,394)
                                                    -----------     -----------
        Net oil and gas properties                    8,178,348       8,333,400
                                                    -----------     -----------
                                                   $  8,953,530    $  9,230,704
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     74,644    $     68,524

Partners' capital:
  Managing general partner                               88,793          91,626
  Limited partners (32,264 interests)                 8,790,093       9,070,554
                                                    -----------     -----------
                                                      8,878,886       9,162,180
                                                    -----------     -----------
                                                   $  8,953,530    $  9,230,704
                                                    ===========     ===========



  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three months ended
                                                          March 31,
                                                 ---------------------------
                                                    1997             1996
                                                 ----------       ----------
Revenues:
  Oil and gas                                    $  881,961       $  820,083
  Interest                                            5,981            3,786
  Salvage income from equipment disposals               -              7,405
                                                  ---------        ---------
                                                    887,942          831,274
                                                  ---------        ---------
Costs and expenses:
  Oil and gas production                            344,759          362,247
  General and administrative                         28,835           24,602
  Depletion                                         167,927          184,859
                                                  ---------        ---------
                                                    541,521          571,708
                                                  ---------        ---------
Net income                                       $  346,421       $  259,566
                                                  =========        =========
Allocation of net income:
  Managing general partner                       $    3,464       $    2,596
                                                  =========        =========
  Limited partners                               $  342,957       $  256,970
                                                  =========        =========
Net income per limited partnership interest      $    10.63       $     7.96
                                                  =========        =========
Distributions per limited partnership interest   $    19.32       $    11.21
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general        Limited
                                       partner        partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 1997            $   91,626     $9,070,554     $9,162,180

    Distributions                         (6,297)      (623,418)      (629,715)

    Net income                             3,464        342,957        346,421
                                        --------      ---------      ---------

Balance at March 31, 1997             $   88,793     $8,790,093     $8,878,886
                                       =========      =========      =========





         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Three months ended
                                                              March 31,
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------

Cash flows from operating activities:
  Net income                                         $   346,421    $   259,566
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                          167,927        184,859
      Salvage income from equipment disposals                -           (7,405)
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable         198,833        (34,539)
      Increase (decrease) in accounts payable              6,120        (76,963)
                                                      ----------     ----------
        Net cash provided by operating activities        719,301        325,518
                                                      ----------     ----------
Cash flows from investing activities:
  Additions to oil and gas properties                    (12,875)        (8,318)
  Proceeds from salvage income on equipment
    disposals                                                -            7,405
                                                      ----------     ----------
        Net cash used in investing activities            (12,875)          (913)
                                                      ----------     ----------
Cash flows from financing activities:
  Cash distributions to partners                        (629,715)      (365,316)
                                                      ----------     ----------
Net increase (decrease) in cash and cash equivalents      76,711        (40,711)
Cash and cash equivalents at beginning of period         333,006        289,053
                                                      ----------     ----------
Cash and cash equivalents at end of period           $   409,717    $   248,342
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 90-B, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased to $881,961 from $820,083 for the three months ended March 31, 1997 and 1996, respectively, an increase of 8%. The increase in revenues was the result of a 15% increase in the average price received per barrel of oil and a 17% increase in the average price received per mcf of gas, offset by an 8% decline in barrels of oil produced and sold and a 6% decline in mcf of gas produced and sold. For the three months ended March 31, 1997, 30,436 barrels of oil were sold compared to 32,906 for the same period in 1996, a decrease of 2,470 barrels. For the three months ended March 31, 1997, 81,127 mcf of gas were sold compared to 86,144 for the same period in 1996, a decrease of 5,017 mcf. Because of the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.92 from $19.04 for the three months ended March 31, 1996 to $21.96 for the same period in 1997, while the average price received per mcf of gas increased from $2.25 for the three months ended March 31, 1996 to $2.63 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Salvage income totaling $7,405 was received during the three months ended March 31, 1996, attributable to credits received from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $541,521 for the three months ended March 31, 1997 as compared to $571,708 for the same period in 1996, a decrease of $30,187, or 5%. The decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $344,759 for the three months ended March 31, 1997 and $362,247 for the same period in 1996, resulting in a $17,488 decrease, or 5%. The decrease was due to a decline in workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 17% from $24,602 for the three months ended March 31, 1996 to $28,835 for the same period in 1997.

Depletion was $167,927 for the three months ended March 31, 1997 compared to $184,859 for the same period in 1996. This represented a decrease in depletion of $16,932, or 9%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $393,783 for the three months ended March 31, 1997 from the same period in 1996. This increase resulted from an increase in oil and gas sales receipts and a decrease in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities for the three months ended March 31, 1997 and 1996 were related to the addition of oil and gas equipment on active properties.

Proceeds of $7,405 from salvage income received during the three months ended March 31, 1996 were derived from the disposal of oil and gas equipment on a property abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $629,715 of which $623,418 was distributed to the limited partners and $6,297 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $365,316 of which $361,674 was distributed to the limited partners and $3,642 to the managing general partner.

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

        27.    Financial Data Schedule

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


                                      PARKER & PARSLEY 90-B, L.P.

                               By:    Parker & Parsley Development L.P.,
                                       Managing General Partner

                                      By:   Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner




Dated:  May 13, 1997           By:    /s/ Steven L. Beal
                                      -------------------------------------
                                      Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA