Form 10-Q
period 1997-06-30
PARKER & PARSLEY 90 B L P
filed 1997-08-11
CIK 844618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                            Exhibit index on page 10.

                           PARKER & PARSLEY 90-B, L.P.

                                TABLE OF CONTENTS


                                                                          Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1997 and
               December 31, 1996   .....................................    3

            Statements of Operations for the three and six
              months ended June 30, 1997 and 1996.......................    4

            Statement of Partners' Capital for the six months
              ended June 30, 1997.......................................    5

            Statements of Cash Flows for the six months ended
              June 30, 1997 and 1996....................................    6

            Notes to Financial Statements...............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K............................   10

            27.   Financial Data Schedule

            Signatures..................................................   11

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1997            1996
                                                   ------------    ------------
                                                    (Unaudited)
                 ASSETS

Current assets:
 Cash and cash equivalents, including interest
    bearing deposits of $341,570 at June 30 and
    $332,819 at December 31                        $    341,820    $    333,006
 Accounts receivable - oil and gas sales                320,643         564,298
                                                    -----------     -----------
        Total current assets                            662,463         897,304
                                                    -----------     -----------
Oil and gas properties - at cost,  based on the
 successful efforts accounting method                25,951,142      25,934,794
Accumulated depletion                               (17,934,572)    (17,601,394)
                                                    -----------     -----------
        Net oil and gas properties                    8,016,570       8,333,400
                                                    -----------     -----------
                                                   $  8,679,033    $  9,230,704
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Accounts payable - affiliate                      $     92,437    $     68,524

Partners' capital:
 Managing general partner                                85,870          91,626
 Limited partners (32,264 interests)                  8,500,726       9,070,554
                                                    -----------     -----------
                                                      8,586,596       9,162,180
                                                    -----------     -----------
                                                   $  8,679,033    $  9,230,704
                                                    ===========     ===========



   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Three months ended         Six months ended
                                      June 30,                  June 30,
                                ---------------------    -----------------------
                                  1997        1996          1997         1996
                                ---------   ---------    ----------   ----------
Revenues:
  Oil and gas                   $ 714,251   $ 905,148    $1,596,212   $1,725,231
  Interest                          6,654       4,875        12,635        8,661
  Salvage income from equipment
    disposals                         -           -             -          7,405
                                 --------    --------     ---------    ---------
                                  720,905     910,023     1,608,847    1,741,297
                                 --------    --------     ---------    ---------
Costs and expenses:
  Oil and gas production          354,861     350,763       699,620      713,010
  General and administrative       22,202      30,208        51,037       54,810
  Depletion                       165,251     176,025       333,178      360,884
  Loss on abandoned property          -         2,017           -          2,017
                                 --------    --------     ---------    ---------
                                  542,314     559,013     1,083,835    1,130,721
                                 --------    --------     ---------    ---------
Net income                      $ 178,591   $ 351,010    $  525,012   $  610,576
                                 ========    ========     =========    =========
Allocation of net income:
  Managing general partner      $   1,786   $   3,510    $    5,250   $    6,106
                                 ========    ========     =========    =========
  Limited partners              $ 176,805   $ 347,500    $  519,762   $  604,470
                                 ========    ========     =========    =========
Net income per limited
  partnership interest          $    5.48   $   10.78    $    16.11   $    18.74
                                 ========    ========     =========    =========
Distributions per limited
  partnership interest          $   14.45   $   13.59    $    33.77   $    24.80
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners          Total
                                    ---------     -----------     -----------

Balance at January 1, 1997          $  91,626     $ 9,070,554     $ 9,162,180

    Distributions                     (11,006)     (1,089,590)     (1,100,596)

    Net income                          5,250         519,762         525,012
                                     --------      ----------      ----------

Balance at June 30, 1997            $  85,870     $8,500,726      $ 8,586,596
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended
                                                                June 30,
                                                       ------------------------
                                                          1997          1996
                                                       -----------   ----------
Cash flows from operating activities:

  Net income                                           $   525,012   $  610,576
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          333,178      360,884
        Salvage income from equipment disposals                -         (7,405)
        Loss on abandoned property                             -          2,017
  Changes in assets and liabilities:
        (Increase) decrease in accounts receivable         243,655      (44,196)
        Increase (decrease) in accounts payable             23,913      (51,637)
                                                        ----------    ---------
          Net cash provided by operating activities      1,125,758      870,239
                                                        ----------    ---------
Cash flows from investing activities:

  Additions to oil and gas properties                      (16,348)      (8,426)
  Proceeds from salvage income on equipment disposals          -          7,405
                                                        ----------    ---------
          Net cash used in investing activities            (16,348)      (1,021)
                                                        ----------    ---------
Cash flows from financing activities:

  Cash distributions to partners                        (1,100,596)    (808,379)
                                                        ----------    ---------
Net increase in cash and cash equivalents                    8,814       60,839
Cash and cash equivalents at beginning of period           333,006      289,053
                                                        ---------     ---------
Cash and cash equivalents at end of period             $   341,820   $  349,892
                                                        ==========    =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 90-B, L.P. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 7% to $1,596,212 from $1,725,231 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 9% decline in barrels of oil produced and sold, an 8% decline in mcf of gas produced and sold and a decrease in the average price received per barrel of oil, offset by a 6% increase in the average price received per mcf of gas. For the six months ended June 30, 1997, 59,044 barrels of oil were sold compared to 64,600 for the same period in 1996, a decrease of 5,556 barrels. For the six months ended June 30, 1997, 161,148 mcf of gas were sold compared to 175,687 for the same period in 1996, a decrease of 14,539 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.47 for the six months ended June 30, 1996 to $20.40 for the same period in 1997, while the average price received per mcf of gas increased from $2.29 for the six months ended June 30, 1996 to $2.43 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Salvage income totaling $7,405 was received during the six months ended June 30, 1996, attributable to credits received from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $1,083,835 for the six months ended June 30, 1997 as compared to $1,130,721 for the same period in 1996, a decrease of $46,886, or 4%. The decrease was due to declines in depletion, production costs, general and administrative expenses ("G&A") and loss on abandoned property.

Production costs were $699,620 for the six months ended June 30, 1997 and $713,010 for the same period in 1996, resulting in a $13,390 decrease. The decrease was primarily the result of a decline in workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 7% from $54,810 for the six months ended June 30, 1996 to $51,037 for the same period in 1997.

Depletion was $333,178 for the six months ended June 30, 1997 compared to $360,884 for the same period in 1996. This represented a decrease in depletion of $27,706, or 8%.

A loss on abandoned property of $2,017 was recognized during the six months ended June 30, 1996. This loss resulted from the abandonment of a saltwater disposal well.

Three months ended June 30, 1997 compared with three months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 21% to $714,251 from $905,148 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from a 15% decrease in the average price received per barrel of oil, an 11% decline in mcf of gas produced and sold, a 10% decline in barrels of oil produced and sold and a 5% decrease in the average price received per mcf of gas. For the three months ended June 30, 1997, 28,608 barrels of oil were sold compared to 31,694 for the same period in

1996, a decrease of 3,086 barrels. For the three months ended June 30, 1997, 80,021 mcf of gas were sold compared to 89,543 for the same period in 1996, a decrease of 9,522 mcf. The decreases in production volumes were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.20 from $21.95 for the three months ended June 30, 1996 to $18.75 for the same period in 1997, while the average price received per mcf of gas decreased from $2.34 during the three months ended June 30, 1996 to $2.22 in 1997.

Costs and Expenses:

Total costs and expenses decreased to $542,314 for the three months ended June 30, 1997 as compared to $559,013 for the same period in 1996, a decrease of $16,699, or 3%. This decrease was due to declines in depletion, G&A and loss on abandoned property, offset by an increase in production costs..

Production costs were $354,861 for the three months ended June 30, 1997 and $350,763 for the same period in 1996 resulting in a $4,098 increase. The increase was the result of additional well repair and maintenance, offset by a decline in workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 27% from $30,208 for the three months ended June 30, 1996 to $22,202 for the same period in 1997.

Depletion was $165,251 for the three months ended June 30, 1997 compared to $176,025 for the same period in 1996. This represented a decrease in depletion of $10,774, or 6%.

A loss on abandoned property of $2,017 was recognized during the three months ended June 30, 1996. This loss resulted from the abandonment of a saltwater disposal well.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $255,519 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This increase was primarily due to an increase in oil and gas sales receipts and a decrease in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities for the six months ended June 30, 1997 and 1996 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $7,405 were received during the six months ended June 30, 1996 from the sale of oil and gas equipment on one well abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $1,100,596 of which $11,006 was distributed to the managing general partner and $1,089,590 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $808,379 of which $8,073 was distributed to the managing general partner and $800,306 to the limited partners.

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


                                       PARKER & PARSLEY 90-B, L.P.

                                  By:  Parker & Parsley Development L.P.,
                                         Managing General Partner
                                       By:  Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  August 11, 1997           By:  /s/ Rich Dealy
                                       ---------------------------------
                                       Rich Dealy, Controller of PPUSA