Form 10-Q
period 1997-09-30
PARKER & PARSLEY 90 B L P
filed 1997-11-07
CIK 844618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 90-B, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1997 and
              December 31, 1996   ....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1997 and 1996.................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1997.................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996..............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.   Financial Data Schedule

           Signatures.................................................   11

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   September 30,    December 31,
                                                       1997             1996
                                                   ------------     -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $285,314 at September
     30 and $332,819 at December 31                $    285,564    $    333,006
  Accounts receivable - oil and gas sales               309,589         564,298
                                                    -----------     -----------
         Total current assets                           595,153         897,304
                                                    -----------     -----------
Oil and gas properties - at cost,  based on the
  successful efforts accounting method               25,977,896      25,934,794
Accumulated depletion                               (18,087,554)    (17,601,394)
                                                    -----------     -----------
         Net oil and gas properties                   7,890,342       8,333,400
                                                    -----------     -----------
                                                   $  8,485,495    $  9,230,704
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    118,916    $     68,524
Partners' capital:
  Managing general partner                               83,670          91,626
  Limited partners (32,264 interests)                 8,282,909       9,070,554
                                                    -----------     -----------
                                                      8,366,579       9,162,180
                                                    -----------     -----------
                                                   $  8,485,495    $  9,230,704
                                                    ===========     ===========

The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended      Nine months ended
                                    September 30,            September 30,
                                ---------------------   -----------------------
                                   1997       1996         1997         1996
                                ---------   ---------   ----------   ----------
Revenues:
  Oil and gas                   $ 657,599   $ 856,112   $2,253,811   $2,581,343
  Interest                          5,523       5,898       18,158       14,559
  Gain on disposition of assets       -           540          -          5,928
                                 --------    --------    ---------    ---------
                                  663,122     862,550    2,271,969    2,601,830
                                 --------    --------    ---------    ---------
Costs and expenses:
  Oil and gas production          402,333     341,736    1,101,953    1,054,746
  General and administrative       22,175      27,320       73,212       82,130
  Depletion                       152,982     164,954      486,160      525,838
                                 --------    --------    ---------    ---------
                                  577,490     534,010    1,661,325    1,662,714
                                 --------    --------    ---------    ---------
Net income                      $  85,632   $ 328,540   $  610,644   $  939,116
                                 ========    ========    =========    =========
Allocation of net income:
  Managing general partner      $     856   $   3,285   $    6,106   $    9,391
                                 ========    ========    =========    =========
  Limited partners              $  84,776   $ 325,255   $  604,538   $  929,725
                                 ========    ========    =========    =========
Net income per limited
  partnership interest          $    2.63   $   10.08   $    18.74   $    28.82
                                 ========    ========    =========    =========
Distributions per limited
  partnership interest          $    9.38   $   14.45   $    43.15   $    39.25
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners          Total
                                    ---------     -----------     -----------

Balance at January 1, 1997          $  91,626     $ 9,070,554     $ 9,162,180

    Distributions                     (14,062)     (1,392,183)     (1,406,245)

    Net income                          6,106         604,538         610,644
                                     --------      ----------      ----------

Balance at September 30, 1997       $  83,670     $ 8,282,909     $ 8,366,579
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                           September 30,
                                                     -------------------------
                                                        1997           1996
                                                     -----------   -----------
Cash flows from operating activities:
   Net income                                        $   610,644   $   939,116
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         486,160       525,838
       Gain on disposition of assets                         -          (5,928)
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable        254,709       (33,432)
       Increase (decrease) in accounts payable            50,392       (35,508)
                                                      ----------    ----------
          Net cash provided by operating activities    1,401,905     1,390,086
                                                      ----------    ----------
Cash flows from investing activities:
   Additions to oil and gas properties                   (43,102)      (13,792)
   Proceeds from disposition of assets                       -           7,945
                                                      ----------    ----------
          Net cash used in investing activities          (43,102)       (5,847)
                                                      ----------    ----------
Cash flows from financing activities:
   Cash distributions to partners                     (1,406,245)   (1,279,280)
                                                      ----------    ----------
Net increase (decrease) in cash and cash equivalents     (47,442)      104,959
Cash and cash equivalents at beginning of period         333,006       289,053
                                                      ----------    ----------
Cash and cash equivalents at end of period           $   285,564   $   394,012
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 90-B, L.P. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform to the 1997 financial presentations.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
   September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 13% to $2,253,811 from $2,581,343 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a decrease in the average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the nine months ended September 30, 1997, 85,640 barrels of oil were sold compared to 95,365 for the same period in 1996, a decrease of 9,725 barrels, or 10%. For the nine months ended September 30, 1997, 242,645 mcf of gas were sold compared to 269,367 for the same period in 1996, a decrease of 26,722 mcf, or 10%. The decreases in production volumes were due to the decline characteristics of the Partnership's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.06, or 5%, from $20.81 for the nine months ended September 30, 1996 to $19.75 for the same period in 1997, while the average price received per mcf of gas increased from $2.22 for the nine months ended September 30, 1996 to $2.32 for the same period in 1997 The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997

Gain on disposition of assets of $5,928 received during the nine months ended September 30, 1996 was attributable to credits received of $7,945 from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year, offset by a loss on an abandoned property of $2,017 resulting from the write-off of remaining capitalized well costs on one saltwater disposal well.

Costs and Expenses:

Total costs and expenses decreased to $1,661,325 for the nine months ended September 30, 1997 as compared to $1,662,714 for the same period in 1996, a decrease of $1,389. The decrease was due to declines in depletion and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $1,101,953 for the nine months ended September 30, 1997 and $1,054,746 for the same period in 1996, resulting in a $47,207 increase, or 4%. The increase was the result of additional well maintenance and workover costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 11% from $82,130 for the nine months ended September 30, 1996 to $73,212 for the same period in 1997.

Depletion was $486,160 for the nine months ended September 30, 1997 compared to $525,838 for the same period in 1996, representing a decrease of $39,678, or 8%.

Three months ended September 30, 1997 compared with three months ended September
   30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 23% to $657,599 from $856,112 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from a decline in the average price received per barrel of oil and declines in barrels of oil and mcf of gas produced and sold. For the three months ended September 30, 1997, 26,596 barrels of oil were sold compared to 30,765 for the same period in 1996, a decrease of 4,169 barrels, or 14%. For the three months ended September 30, 1997, 81,497 mcf of gas were sold compared to 93,680 for the same period in 1996, a decrease of 12,183 mcf, or 13%. The decreases were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.22, or 15%, from $21.53 during the three months ended September 30, 1996 to $18.31 in 1997, while the average price received per mcf of gas increased from $2.07 during the three months ended September 30, 1996 to $2.09 in 1997.

Gain on disposition of assets of $540, received during the three months ended September 30, 1996, was attributable to credits received from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses increased to $577,490 for the three months ended September 30, 1997 as compared to $534,010 for the same period in 1996, an increase of $43,480, or 8%. This increase was due to higher production costs, offset by decreases in depletion and G&A.

Production costs were $402,333 for the three months ended September 30, 1997 and $341,736 for the same period in 1996 resulting in a $60,597 increase, or 18%. The increase was the result of additional workover and well maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 19%, from $27,320 for the three months ended September 30, 1996 to $22,175 for the same period in 1997.

Depletion was $152,982 for the three months ended September 30, 1997 compared to $164,954 for the same period in 1996, representing a decrease of $11,972, or 7%, primarily attributable to a decline in oil production of 4,169 barrels, offset by a decrease in oil and gas reserves during the third quarter of 1997 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $11,819 during the nine months ended September 30, 1997 from the same period ended September 30, 1996. This increase was due to a decrease in production costs paid, offset by a decrease in oil and gas sales receipts.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1997 and 1996 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $7,945 were received during the nine months ended September 30, 1996 from the sale of oil and gas equipment on one well abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $1,406,245 of which $14,062 was distributed to the managing general partner and $1,392,183 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $1,279,280 of which $12,781 was distributed to the managing general partner and $1,266,499 to the limited partners.

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

(b)   Reports on Form 8-K - none

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PARKER & PARSLEY 90-B, L.P.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 7, 1997           By:     /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Controller