Form 10-K405
period 1997-12-31
PARKER & PARSLEY 90 B L P
filed 1998-03-30
CIK 844618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

  / x /            Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1997

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

             As of March 9, 1998, the number of outstanding limited
          partnership interests was 32,264. The following documents are incorporated by reference into the indicated parts
                    of this Annual Report on Form 10-K: None

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

ITEM 1.     Business

Parker & Parsley 90-B, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware. As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership. Prior to August 8, 1997, the Partnership's managing general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. ("Mesa") received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities & Exchange Commission.

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

The principal markets during 1997 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the
Partnership's oil producing properties. The principal markets for the Partnership's gas were companies that have pipelines located near the Partnership's gas producing properties. Of the Partnership's total oil and gas revenues for 1997, approximately 61% and 18% were attributable to sales made to Genesis Crude Oil, L.P. and Western Gas Resources, Inc., respectively.

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

The Partnership does not have any employees of its own. Pioneer USA employs 1,133 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. Pioneer USA supplies all management functions.

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

Fractional working interests in developmental oil and gas prospects located primarily in the Spraberry Trend Area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 104 oil and gas wells. One well was plugged and abandoned in 1995 due to uneconomical operations. At December 31, 1997, the Partnership had 103 producing oil and gas wells.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1997, 1996 and 1995 and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of Pioneer USA with a review by an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Partnership is a party to various legal proceedings incidental to its business involving claims in oil and gas leases or interests, other claims for damages in amounts not in excess of 10% of its current assets and other matters, none of which Pioneer believes to be material.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.     Market for Partnership's Common Equity and Related Stockholder
               Matters

At March 9, 1998, the Partnership had 32,264 outstanding limited partnership interests held of record by 2,225 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1997 and 1996, $1,690,035 and $1,814,872, respectively, of such revenue-related distributions were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                                     1997         1996         1995         1994          1993
                                  ----------   ----------   ----------   -----------   -----------
Operating results:
  Oil and gas sales               $3,033,675   $3,748,608   $3,147,004   $ 3,434,740   $ 4,510,334
                                   =========    =========    =========    ==========    ==========
  Impairment of oil and gas
    properties                    $  891,257   $   61,080   $  312,969   $       -     $ 5,939,908
                                   =========    =========    =========    ==========    ==========
  Net income (loss)               $ (149,382)  $1,479,052   $  493,276   $   619,939   $(5,617,374)
                                   =========    =========    =========    ==========    ==========
  Allocation of net income
    (loss):
       Managing general partner   $   (1,494)  $   14,790   $    5,035   $     6,335   $   (56,037)
                                   =========    =========    =========    ==========    ==========
       Limited partners           $ (147,888)  $1,464,262   $  488,241   $   613,604   $(5,561,337)
                                   =========    =========    =========    ==========    ==========
  Limited partners' net income
    (loss) per limited partnership
    interest                      $    (4.58)  $    45.38   $    15.13   $     19.02   $   (172.37)
                                   =========    =========    =========    ==========    ==========
  Limited partners' cash
    distributions per limited
    partnership interest          $    52.38   $    56.25   $    48.87   $     53.89   $     82.95
                                   =========    =========    =========    ==========    ==========
At year end:
  Total assets                    $7,399,664   $9,230,704   $9,713,167   $10,707,318   $11,873,899
                                   =========    =========    =========    ==========    ==========

                                        5

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of Operations

1997 compared to 1996

The Partnership's 1997 oil and gas revenues decreased 19% to $3,033,675 from $3,748,608 in 1996. The decrease in revenues resulted from declines in production and lower average prices received. In 1997, 114,621 barrels of oil, 18,786 barrels of natural gas liquids ("NGLs") and 271,374 mcf of gas were sold, or 178,636 barrel of oil equivalents ("BOEs"). In 1996, 130,683 barrels of oil and 353,616 mcf of gas were sold, or 189,619 BOEs.

Consistent with the managing general partner, the Partnership has historically accounted for processed natural gas production as wellhead production on a wet gas basis. As a result of the merger with Mesa, the managing general partner has adopted Mesa's accounting policy and now accounts for processed natural gas production in two components: natural gas liquids and dry residue gas. As a result of the change in the managing general partner's policy, the Partnership now accounts for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997.

The declines in production volumes were primarily attributable to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $2.30, or 11%, from $21.75 in 1996 to $19.45 in 1997. The average price received per barrel of NGLs was $10.38 in 1997. The average price received per mcf of gas decreased 13% from $2.56 in 1996 to $2.24 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1997.

Gain on disposition of assets of $6,512 was attributable to credits received during 1996 from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year and to credits received from the disposal of oil and gas equipment on five fully depleted wells.

Total costs and expenses increased in 1997 to $3,206,784 as compared to $2,297,595 in 1996, an increase of $909,189, or 40%. The increase was due to the impairment of oil and gas properties and increases in depletion and production costs, offset by a decline in general and administrative expenses ("G&A").

Production costs were $1,448,425 in 1997 and $1,420,416 in 1996, resulting in a $28,009 increase. The increase was due to additional workover costs incurred in an effort to stimulate well production and an increase in ad valorem taxes, offset by a decline in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 9% from $112,892 in 1996 to $103,014 in 1997. The Partnership paid the managing general partner $90,687 in 1997 and $101,293 in 1996 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.

The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $891,257 and $61,080 related to its oil and gas properties during the fourth quarters of 1997 and 1996, respectively.

Depletion was $764,088 in 1997 compared to $703,207 in 1996. This represented an increase of $60,881, or 9%. This increase was primarily attributable to the decrease in oil reserves during 1997, as a result of lower commodity prices, offset by a decline in oil production of 16,062 barrels for 1997 as compared to 1996.

1996 compared to 1995

The Partnership's 1996 oil and gas revenues increased 19% to $3,748,608 from $3,147,004 in 1995. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by declines in barrels of oil produced and sold and mcf of gas produced and sold. In 1996, 130,683 barrels of oil were sold compared to 143,136 in 1995, a decrease of 12,453 barrels, or 9%. In 1996, 353,616 mcf of gas were sold compared to 394,179 in 1995, a decrease of 40,563 mcf, or 10%. The decrease in production volumes was due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil increased $4.59 from $17.16 in 1995 to $21.75 in 1996, while the average price received per mcf of gas increased from $1.75 in 1995 to $2.56 in 1996.

Gain on disposition of assets of $6,512 was attributable to credits received during 1996 from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year and to credits received from the disposal of oil and gas equipment on five fully depleted wells. A gain of $11,290 was recognized during 1995. This gain was comprised of proceeds received of $2,326 from the sale of mineral rights on an undeveloped property and proceeds of $8,964 was received from equipment salvage on one fully depleted abandoned property. Abandoned property costs of $6,974 were incurred on one well during 1995.
                                        7

Total costs and expenses decreased in 1996 to $2,297,595 as compared to $2,683,860 in 1995, a decrease of $386,265, or 14%. The decrease was due to declines in production costs, depletion, the impairment of oil and gas properties, abandoned property costs and amortization of organization costs, offset by an increase in G&A.

Production costs were $1,420,416 in 1996 and $1,424,543 in 1995, resulting in a $4,127 decrease. The decrease was due to less well maintenance costs, offset by an increase in workover costs incurred in an effort to stimulate well production.

During this period, G&A increased, in aggregate, 3% from $109,252 in 1995 to $112,892 in 1996. The Partnership paid the managing general partner $101,293 in 1996 and $93,693 in 1995 for G&A incurred on behalf of the Partnership.

The Partnership adopted SFAS 121 effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $61,080 and $312,969 related to its oil and gas properties during the fourth quarters of 1996 and 1995, respectively.

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

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Partnership. During 1995, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics increased by 4.4%. The 1996 annual change in average weekly earnings increased by 4.1%. The 1997 index (effective April 1, 1997) increased 2%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. During 1997, the price per barrel for oil production similar to the Partnership's ranged from approximately $16.00 to $23.00. During most of 1997 and 1996, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On March 19, 1998, the market price for West Texas intermediate crude was $12.00 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $126,711 during the year ended December 31, 1997 from the year ended December 31, 1996. The decrease was due to a decline in oil and gas sales receipts, offset by a decline in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during 1997 and 1996 included expenditures related to equipment replacement on several oil and gas properties.

Proceeds of $8,529 were received during 1996 from the sale of oil and gas equipment on one well abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient in 1997 for distributions to the partners of $1,707,106 of which $17,071 was distributed to the managing general partner and $1,690,035 to the limited partners. In 1996, cash was sufficient for distributions to the partners of $1,833,192 of which $18,320 was distributed to the managing general partner and $1,814,872 to the limited partners.

It is expected that future net cash provided by operations will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses as defined pursuant to the partnership agreement. Although the costs are not estimable at this time, they should not be significant to the Partnership.

ITEM 8.     Financial Statements and Supplementary Data



                          Index to Financial Statements

                                                                         Page

Financial Statements of Parker & Parsley 90-B, L.P:
  Independent Auditors' Report...........................................  11
  Balance Sheets as of December 31, 1997 and 1996........................  12
  Statements of Operations for the Years Ended December 31,
    1997, 1996 and 1995..................................................  13
  Statements of Partners' Capital for the Years Ended
    December 31, 1997, 1996 and 1995.....................................  14
  Statements of Cash Flows for the Years Ended December 31,
    1997, 1996 and 1995..................................................  15
  Notes to Financial Statements..........................................  16

                          INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley 90-B, L.P.
  (A Delaware Limited Partnership):

We have audited the financial statements of Parker & Parsley 90-B, L.P. as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 90-B, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 3 to the financial statements, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.



                                                       KPMG Peat Marwick LLP


Midland, Texas
March 20, 1998

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS
                                   December 31


                                                   1997             1996
                                               ------------     ------------
                  ASSETS

Current assets:
  Cash and cash equivalents, including
    interest bearing deposits of $326,152
    in 1997 and $332,819 in 1996               $    326,401     $    333,006
  Accounts receivable - oil and gas sales           343,809          564,298
                                                -----------      -----------
          Total current assets                      670,210          897,304
                                                -----------      -----------
Oil and gas properties - at cost, based on
  the successful efforts accounting method       25,986,193       25,934,794
Accumulated depletion                           (19,256,739)     (17,601,394)
                                                -----------      -----------
          Net oil and gas properties              6,729,454        8,333,400
                                                -----------      -----------
                                               $  7,399,664     $  9,230,704
                                                ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                 $     93,972     $     68,524

Partners' capital:
  Managing general partner                           73,061           91,626
  Limited partners (32,264 interests)             7,232,631        9,070,554
                                                -----------      -----------
                                                  7,305,692        9,162,180
                                                -----------      -----------
                                               $  7,399,664     $  9,230,704
                                                ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31



                                            1997          1996          1995
                                         ----------    ----------    ----------
Revenues:
  Oil and gas                            $3,033,675    $3,748,608    $3,147,004
  Interest                                   23,727        21,527        18,842
  Gain on disposition of assets                 -           6,512        11,290
                                          ---------     ---------     ---------
                                          3,057,402     3,776,647     3,177,136
                                          ---------     ---------     ---------
Costs and expenses:
  Oil and gas production                  1,448,425     1,420,416     1,424,543
  General and administrative                103,014       112,892       109,252
  Impairment of oil and gas properties      891,257        61,080       312,969
  Depletion                                 764,088       703,207       819,927
  Abandoned property                            -             -           6,974
  Amortization of organization costs            -             -          10,195
                                          ---------     ---------     ---------
                                          3,206,784     2,297,595     2,683,860
                                          ---------     ---------     ---------
Net income (loss)                        $ (149,382)   $1,479,052    $  493,276
                                          =========     =========     =========
Allocation of net income (loss):
  Managing general partner               $   (1,494)   $   14,790    $    5,035
                                          =========     =========     =========
  Limited partners                       $ (147,888)   $1,464,262    $  488,241
                                          =========     =========     =========
Net income (loss) per limited
  partnership interest                   $    (4.58)   $    45.38    $    15.13
                                          =========     =========     =========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                           Managing
                                           general     Limited
                                           partner     partners        Total
                                          ---------   -----------   -----------
Partners' capital at January 1, 1995      $ 106,047   $10,509,618   $10,615,665

    Distributions                           (15,926)   (1,576,695)   (1,592,621)

    Net income                                5,035       488,241       493,276
                                           --------    ----------    ----------
Partners' capital at December 31, 1995       95,156     9,421,164     9,516,320

    Distributions                           (18,320)   (1,814,872)   (1,833,192)

    Net income                               14,790     1,464,262     1,479,052
                                           --------    ----------    ----------
Partners' capital at December 31, 1996       91,626     9,070,554     9,162,180

    Distributions                           (17,071)   (1,690,035)   (1,707,106)

    Net loss                                 (1,494)     (147,888)     (149,382)
                                           --------    ----------    ----------
Partners' capital at December 31, 1997    $  73,061   $ 7,232,631   $ 7,305,692
                                           ========    ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31


                                            1997          1996          1995
                                         -----------   -----------   ----------
Cash flows from operating activities:
 Net income (loss)                      $  (149,382)  $ 1,479,052   $   493,276
 Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Impairment of oil and gas
        properties                          891,257        61,080       312,969
      Depletion and amortization            764,088       703,207       830,122
      Gain on disposition of assets             -          (6,512)      (11,290)
 Changes in assets and liabilities:
      Accounts receivable                   220,489      (258,793)        8,866
      Accounts payable                       25,448       (99,423)       76,294
                                         ----------    ----------    ----------
         Net cash provided by operating
           activities                     1,751,900     1,878,611     1,710,237
                                         ----------    ----------    ----------
Cash flows from investing activities:
 Additions to oil and gas properties        (51,399)       (9,995)      (20,743)
 Proceeds from disposition of assets            -           8,529        11,290
                                         ----------    ----------    ----------
         Net cash used in investing
           activities                       (51,399)       (1,466)       (9,453)
                                         ----------    ----------    ----------
Cash flows from financing activities:
 Cash distributions to partners          (1,707,106)   (1,833,192)   (1,592,621)
                                         ----------    ----------    ----------
Net increase (decrease) in cash and
 cash equivalents                            (6,605)       43,953       108,163
Cash and cash equivalents at beginning
 of year                                    333,006       289,053       180,890
                                         ----------    ----------    ----------
Cash and cash equivalents at end
 of year                                $   326,401   $   333,006   $   289,053
                                         ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

Note 1.     Organization and nature of operations

       Parker & Parsley 90-B, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware. As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership. Prior to August 8, 1997, the Partnership's managing general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership as PPDLP's successor by merger.

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

       Oil and gas properties - The Partnership utilizes the successful efforts method of accounting for its oil and gas properties and equipment. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method on a property-by-property basis based on proved oil (dominant mineral) reserves as determined by the engineering staff of Pioneer USA, the Partnership's managing general partner, and reviewed by independent petroleum consultants. The carrying amounts of properties sold or otherwise disposed of and the related allowances for depletion are eliminated from the accounts and any gain or loss is included in operations.

       Impairment of long-lived assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its long-lived assets to be held and used on an individual property basis, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

       Net  income  (loss)  per  limited  partnership  interest - The net income
(loss) per limited partnership interest is calculated by using the number of outstanding limited partnership interests.

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

       Reclassifications - Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 financial statement presentation.

       Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable.
                                       17

Note 3.     Impairment of long-lived assets

       The Partnership adopted SFAS 121 effective October 1, 1995. In order to determine whether an impairment has occurred, the Partnership estimates the expected future cash flows of its oil and gas properties and compares such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $891,257, $61,080 and $312,969 related to its oil and gas properties during the fourth quarters of 1997, 1996 and 1995, respectively.

Note 4.     Income taxes

       The financial statement basis of the Partnership's net assets and liabilities was $2,778,261 greater than the tax basis at December 31, 1997.

       The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:
                                               1997         1996        1995
                                             ---------   ----------   ---------
  Net income (loss) per statements of
    operations                               $(149,382)  $1,479,052   $ 493,276
  Intangible development costs capitalized
     for financial reporting purposes and
     expensed for tax reporting purposes           -            -       (24,498)
  Depletion and depreciation provisions
     for tax reporting purposes over amounts
     for financial reporting purposes         (199,568)    (305,568)   (200,211)
  Impairment of oil and gas properties
     for financial reporting purposes          891,257       61,080     312,969
  Other                                         (1,386)      32,451     (27,905)
                                              --------    ---------    --------
        Net income per Federal
          income tax returns                 $ 540,921   $1,267,015   $ 553,631
                                              ========    =========    ========

Note 5.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                               1997        1996        1995
                                             --------    --------    --------
       Development costs                     $ 51,361    $ 27,435    $ 47,653
                                              =======     =======     =======
                                       18

          Capitalized oil and gas properties consist of the following:
                                                  1997             1996
                                               -----------    ------------
     Proved properties:
        Property acquisition costs             $ 1,002,057    $  1,002,057
        Completed wells and equipment           24,984,136      24,932,737
                                                ----------     -----------
                                                25,986,193      25,934,794
     Accumulated depletion                     (19,256,739)    (17,601,394)
                                                ----------     -----------
     Net capitalized costs                     $ 6,729,454    $  8,333,400
                                                ==========     ===========

       During 1997 and 1996, respectively, the Partnership recognized non-cash charges against oil and gas properties of $891,257 and $61,080 in accordance with SFAS 121. See Note 3.

Note 6.     Related party transactions

       Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                             1997       1996       1995
                                           --------   --------   --------
     Payment of lease operating
       and supervision charges in
       accordance with standard
       industry operating
       agreements                          $590,888   $558,348   $532,393

     Reimbursement of general and
       administrative expenses             $ 90,687   $101,293   $ 93,693

     Purchase of oil and gas properties
       and related equipment, at
       predecessor cost                    $ 43,151   $    -     $ 13,189

     Receipt of proceeds for the salvage
       value of retired oil and gas
       equipment                           $    -     $  5,624   $    -

       The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Pioneer USA and P&P Employees 90-B Conv., L.P. ("EMPL") (the "Entities"), Parker & Parsley 90-B Conv., L.P. and the Partnership (the "Partner ships") are parties to the Program agreement. EMPL is a limited partnership organized for the benefit of certain employees of Pioneer USA.

       The costs and revenues of the Program are allocated to the Entities and the Partnerships as follows:
                                                   Entities(1)  Partnerships(2)
                                                   ----------   ---------------
Revenues:
   Proceeds from disposition of depreciable
     and depletable properties
       First three years                           14.141414%      85.858586%
       After first three years                     19.191919%      80.808081%
   All other revenues
       First three years                           14.141414%      85.858586%
       After first three years                     19.191919%      80.808081%
Costs and expenses:
   Lease acquisition costs, drilling and
     completion costs and all other costs           9.090909%      90.909091%
   Operating costs, reporting and legal expenses
     and general and administrative expenses
       First three years                           14.141414%      85.858586%
       After first three years                     19.191919%      80.808081%

   (1) Excludes Pioneer USA's 1% general partner ownership which is allocated at the Partnership level and 83 limited partner interests owned by Pioneer USA.

   (2) The allocation between the Partnership and Parker & Parsley 90-B Conv., L.P. is 73.05994% and 26.94006%, respectively.

Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1997, 1996 and 1995 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of Pioneer USA and reviewed by an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.
                                                  Oil and NGLs          Gas
                                                     (bbls)            (mcf)
                                                   ----------       ----------
     Net proved reserves at January 1, 1995         2,032,975        6,236,132
     Revisions                                       (213,660)        (840,843)
     Production                                      (143,136)        (394,179)
                                                   ----------       ----------
     Net proved reserves at December 31, 1995       1,676,179        5,001,110
     Revisions                                        347,453        1,227,075
     Production                                      (130,683)        (353,616)
                                                   ----------       ----------
     Net proved reserves at December 31, 1996       1,892,949        5,874,569
     Revisions                                        721,659       (3,258,236)
     Production                                      (133,407)        (271,374)
                                                   ----------       ----------
     Net proved reserves at December 31, 1997       2,481,201        2,344,959
                                                   ==========       ==========
                                       20

       The estimated present value of future net revenues of proved reserves, calculated using December 31, 1997 prices of $17.18 per barrel of oil, $12.47 per barrel of NGLs and $2.17 per mcf of gas, discounted at 10% was approximately $9,822,000 and undiscounted was $19,719,000 at December 31, 1997. Subsequent to December 31, 1997, the prices of oil and gas have been declining, and on March 19, 1998, the average prices for the Partnership's oil and gas were approximately $12.00 and $2.05, respectively.

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

Note 8.     Major customers

       The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:
                                              1997        1996        1995
                                            --------    --------    --------
           Genesis Crude Oil, L.P.             61%         63%         65%
           Western Gas Resources, Inc.         18%         13%         10%
           GPM Gas Corporation                  -           -          10%

       The above customers represent 63% of total accounts receivable at December 31, 1997.

       Pioneer USA is party to a long-term agreement pursuant to which Pioneer USA and affiliates are to sell to Basis Petroleum, Inc. (formerly Phibro Energy, Inc.) substantially all crude oil (including condensate) which any of such entities have the right to market from time to time. On November 25, 1996, Pioneer USA consented to the assignment of the agreement to Genesis Crude Oil, L.P. ("Genesis"), a limited partnership formed by Basis Petroleum, Inc. and Howell Corporation. The price to be paid by Genesis for oil purchased under the agreement ("Genesis Agreement") is to be competitive with prices paid by other substantial purchasers in the same areas who are significant competitors of Genesis. The price to be paid for oil purchased under the Genesis Agreement includes a market-related bonus that may vary from month to month based upon spot oil prices at various commodity trade points. The term of the Genesis Agreement is through June 30, 1998, and it may continue thereafter subject to termination rights afforded each party. Salomon, Inc., the parent company of Basis Petroleum, Inc. and a subordinated limited partner in Genesis, secures the payment obligations under the Genesis Agreement with a $25 million payment guarantee. Accounts receivable-oil and gas sales included $130,845 due from Genesis at December 31, 1997.

Note 9.     Organization and operations

       The Partnership was organized October 5, 1990 as a limited partnership under the Delaware Act for the purpose of acquiring and developing oil and gas properties. The following is a brief summary of the more significant provisions of the limited partnership agreement:

       Managing general partner - The managing general partner of the Partnership is Pioneer USA. Pioneer USA has the power and authority to manage, control and administer all Program and Partnership affairs. Under the Partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues.

       Limited partner liability - The maximum amount of liability of any limited partner is the total contributions of such partner plus his share of any undistributed profits.

       Initial capital contributions - The limited partners entered into subscription agreements for aggregate capital contributions of $32,264,000. The managing general partner is required to contribute amounts equal to 1% of initial Partnership capital less commission and organization and offering costs allocated to the limited partners and to contribute amounts necessary to pay costs and expenses allocated to it under the Partnership agreement to the extent its share of revenues does not cover such costs.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

ITEM 10.     Directors and Executive Officers of the Partnership

The Partnership does not have any officers or directors. Under the limited partnership agreement, the Partnership's managing general partner, Pioneer USA, is granted the exclusive right and full authority to manage, control and administer the Partnership's business. Pioneer USA is a wholly-owned subsidiary of Pioneer, a publicly-traded corporation on the New York Stock Exchange.

Set forth below are the names, ages and positions of the directors and executive officers of Pioneer USA. Directors of Pioneer USA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.
                            Age at
                         December 31,
        Name                 1997                       Position
--------------------     ------------     -------------------------------------
Scott D. Sheffield            45          President and Director

Timothy L. Dove               41          Executive Vice President and Director

Dennis E. Fagerstone          48          Executive Vice President and Director

Mark L. Withrow               50          Executive Vice President, General
                                            Counsel and Director

M. Garrett Smith              36          Executive Vice President, Chief
                                            Financial Officer and Director

Mel Fischer                   63          Executive Vice President

Lon C. Kile                   42          Executive Vice President

Rich Dealy                    31          Vice President and Chief Accounting
                                            Officer

     Scott D. Sheffield. Mr. Sheffield is a distinguished graduate of The University of Texas with a B.S. in Petroleum Engineering. Since August 1997, he has served as President, Chief Executive Officer and a director of Pioneer and President and a director of Pioneer USA. Mr. Sheffield was the President and a director of Parker & Parsley from May 1990 until August 1997 and was the Chairman of the Board and Chief Executive Officer of Parker & Parsley from October 1990 until August 1997. He was the sole director of Parker & Parsley from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. He served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a director. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

     Timothy L. Dove. Mr. Dove became Executive Vice President - Business Development of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. Mr. Dove joined Parker & Parsley in May 1994 as Vice President - International and was promoted to Senior Vice President
- Business Development in October 1996, in which position he served until August 1997. Prior to joining Parker & Parsley, Mr. Dove was employed with Diamond Shamrock Corp., and its successor, Maxus Energy Corp, in various capacities in international exploration and production, marketing, refining and marketing and planning and development. Mr. Dove earned a B.S. in Mechanical Engineering from Massachusetts Institute of Technology in 1979 and received his M.B.A. in 1981 from the University of Chicago.

     Dennis E. Fagerstone. Mr. Fagerstone, a graduate of the Colorado School of Mines with a B.S. in Petroleum Engineering, became an Executive Vice President of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. He served as Executive Vice President and Chief Operating Officer of Mesa from March 1, 1997 until August 1997. From October 1996 to February 1997, Mr. Fagerstone served as Senior Vice President and Chief Operating Officer of Mesa and from May 1991 to October 1996, he served as Vice President - Exploration and Production of Mesa. From June 1988 to May 1991, Mr. Fagerstone served as Vice President - Operations of Mesa.

     Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with a B. S. in Accounting and Texas Tech University with a Juris Doctorate degree, became Executive Vice President, General Counsel and Secretary of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. Mr. Withrow was Vice President - General Counsel of Parker & Parsley from January 1991, when he joined Parker & Parsley, to January 1995, when he was appointed Senior Vice President - General Counsel. He was Parker & Parsley's Secretary from August 1992 until August 1997. Prior to joining Parker & Parsley, Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

     M. Garrett Smith. Mr. Smith, a graduate of The University of Texas with a B.S. in Electrical Engineering and Southern Methodist University with an M.B.A., was appointed Executive Vice President and Chief Financial Officer of Pioneer in December 1997. He served as Senior Vice President - Finance of Pioneer from August 1997 until December 1997. Mr. Smith was elected Senior Vice President - Finance and a director of Pioneer USA in August 1997. He served as Vice President - Corporate Acquisitions of Mesa from January 1997 until August 1997. From October 1996 to December 1996, Mr. Smith served as Vice President - Finance of Mesa and from 1994 to 1996 he served as Director of Financial Planning of Mesa. Mr. Smith was employed by BTC Partners, Inc. (a former financial advisor to Mesa) from 1989 to 1994.

     Mel Fischer. Mr. Fischer, a graduate of the University of California at Berkeley with a Masters degree in Geology, became Executive Vice President - Worldwide Exploration of Pioneer and Pioneer USA in August 1997. He served as a director of Parker & Parsley from November 1995 until August 1997 and was Executive Vice President - Worldwide Exploration for Parker & Parsley from February 1997 to August 1997. Mr. Fischer worked in the petroleum industry for 32 years, starting as a Petroleum Geologist with Texaco in 1962, and retiring as President, Occidental International Exploration and Production Company in March 1994. For the 10 years prior to becoming President of Occidental International, he served as Executive Vice President, World Wide Exploration with Occidental
Oil and Gas Corporation. He is a registered geologist in the State of California, a member of the American Association of Petroleum Geologists and an emeritus member of the Board of Advisors for the Earth Sciences Research Institute at the University of Utah.

     Lon C. Kile. Mr. Kile, a graduate of Oklahoma State University with a B.B.A. in Accounting, became Executive Vice President of Pioneer and Pioneer USA in August 1997. Mr. Kile was Senior Vice President - Investor Relations from October 1996 to August 1997. Previously, he served as Vice President and Manager of the Mid-Continent Division, Vice President - Equity Finance & Analysis and Vice President - Marketing & Program Administration. Prior to joining Parker & Parsley in 1985, he was employed as Supervisor - Senior, Audit, in charge of Parker & Parsley's audit, with Ernst & Young.

     Rich Dealy. Mr. Dealy is a graduate of Eastern New Mexico University with a B.B.A. in Accounting and Finance and is a Certified Public Accountant. He became Vice President and Chief Accounting Officer of Pioneer and Pioneer USA in February 1998. Mr. Dealy served as Controller of Pioneer USA from August 1997 to February 1998. He served as Controller of Parker & Parsley from August 1995 to August 1997. Mr. Dealy joined Parker & Parsley as an Accounting Manager in July, 1992. He was previously employed with KPMG Peat Marwick as an Audit Senior, in charge of Parker & Parsley's audit.

ITEM 11.     Executive Compensation

The Partnership does not have any directors or officers. Management of the Partnership is vested in Pioneer USA, the managing general partner. The
Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the Program agreement, Pioneer USA and Parker & Parsley Employees 90-B Conv., L.P. ("EMPL") pay approximately 10% of the Partnership's acquisition, drilling and completion costs and approximately 15% during the first three years and approximately 20% after three years of its operating and general and administrative expenses. In return, they are allocated approximately 15% during the first three years and approximately 20% after three years of the Partnership's revenues. See Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Partnership.

Pioneer USA's current executive officers and other employees are general partners of EMPL which serves as a co-general partner of the Program. Under this arrangement, EMPL pays approximately 2-1/2% of the Partnership's acquisition, drilling and completion costs and approximately 3.75% during the first three years and approximately 5% after three years of its operating and general and administrative expenses. In return, EMPL is allocated approximately 3.75% during the first three years and approximately 5% after three years of the Partnership's revenues. EMPL does not receive any fees or reimbursements from the Partnership.

The Partnership does not directly pay any salaries of the executive officers of Pioneer USA, but does pay a portion of Pioneer USA's general and administrative expenses of which these salaries are a part. See Note 6 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)      Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA owned 83 limited partnership interests at January 1, 1998.

(b)      Security ownership of management

The Partnership does not have any officers or directors. The managing general partner of the Partnership, Pioneer USA, has the exclusive right and full authority to manage, control and administer the Partnership's business. Under the limited partnership agreement, limited partners holding a majority of the outstanding limited partnership interests have the right to take certain actions, including the removal of the managing general partner or any other general partner. The Partnership is not aware of any current arrangement or activity which may lead to such removal. The Partnership is not aware of any officer or director of Pioneer USA who beneficially owns limited partnership interests in the Partnership.

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                               1997         1996        1995
                                             ---------    --------    ---------
   Payment of lease operating and
     supervision charges in accordance
     with standard industry operating
     agreements                              $ 590,888    $558,348     $532,393

   Reimbursement of general and
     administrative expenses                 $  90,687    $101,293     $ 93,693

   Purchase of oil and gas properties
     and related equipment, at
     predecessor cost                        $  43,151    $    -       $ 13,189

   Receipts of proceeds for the salvage
     value of retired oil and gas equipment  $     -      $  5,624     $    -

Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues. Also see Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data", regarding the Partnership's participation with the managing general partner in oil and gas activities of the Program.

                                     PART IV


ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    1.    Financial statements

             The following are filed as part of this annual report:

                     Independent Auditors' Report

                     Balance sheets as of December 31, 1997 and 1996

                     Statements of operations for the years ended December 31,
                       1997, 1996 and 1995

                     Statements of partners' capital for the years ended
                       December 31, 1997, 1996 and 1995

                     Statements of cash flows for the years ended December 31,
                        1997, 1996 and 1995

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

                                           PARKER & PARSLEY 90-B, L.P.

Dated: March 26, 1998              By:     Pioneer Natural Resources USA, Inc.
                                             Managing General Partner


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


/s/ Scott D. Sheffield     President and Director of              March 26, 1998
-------------------------  Pioneer USA
Scott D. Sheffield

/s/ Timothy L. Dove        Executive Vice President and           March 26, 1998
-------------------------  Director of Pioneer USA
Timothy L. Dove

/s/ Dennis E. Fagerstone   Executive Vice President and           March 26, 1998
-------------------------  Director of Pioneer USA
Dennis E. Fagerstone

/s/ Mark L. Withrow        Executive Vice President, General      March 26, 1998
-------------------------  Counsel and Director of Pioneer USA
Mark L. Withrow

/s/ M. Garrett Smith       Executive Vice President, Chief        March 26, 1998
-------------------------  Financial Officer and Director of
M. Garrett Smith           Pioneer USA

/s/ Mel Fischer            Executive Vice President of            March 26, 1998
-------------------------  Pioneer USA
Mel Fischer

/s/ Lon C. Kile            Executive Vice President of            March 26, 1998
-------------------------  Pioneer USA
Lon C. Kile

/s/ Rich Dealy             Vice President and Chief Accounting    March 26, 1998
-------------------------  Officer of Pioneer USA
Rich Dealy
                                       29

                           PARKER & PARSLEY 90-B, L.P.

                                INDEX TO EXHIBITS

       The following documents are incorporated by reference in response to Item 14(c):

Exhibit No.                    Description                           Page
-----------                    -----------                           ----
    3(a)        Form of Agreement of Limited Partnership               -
                of Parker & Parsley 90-B, L.P. incorporated by reference to Exhibit A of the Post-Effective
                Amendment No. 1 of the Partnership's
                Registration Statement on Form S-1
                (Registration No. 33-26097)

    4(b)        Form of Limited Partner Subscription Agree-            -
                ment incorporated by reference to Exhibit C of the Post-Effective Amendment No. 1 of the Partnership's Registration Statement on
                Form S-1 (Registration No. 33-26097)

    4(b)        Form of General Partner Subscription Agreement         -
                incorporated by reference to Exhibit D of the Post-Effective Amendment No. 1 of the Part-nership's Registration Statement on Form S-1
                (Registration No. 33-26097)

    4(b)        Power of Attorney incorporated by reference to         -
                Exhibit B of Amendment No. 1 of the Partner-ship's Registration Statement on Form S-1
                (Registration No. 33-26097)

    4(c)        Specimen Certificate of Limited Partnership            -
                Interest incorporated by reference to Exhibit 4c of the Partnership's Registration Statement on Form S-1 (Registration No. 33-26097)

   10(b)        Form of Development Drilling Program                   -
                Agreement incorporated by reference to Exhibit
                B of the Post-Effective Amendment No. 1 of the Partnership's Registration Statement on
                Form S-1 (Registration No. 33-26097)

     27.1*      Financial Data Schedule

*Filed herewith
                                       30