Form 10-Q
period 1998-03-31
PARKER & PARSLEY 90 B L P
filed 1998-05-06
CIK 844618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


           / x / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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


                                Yes / x / No / /

                           PARKER & PARSLEY 90-B, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1998 and
              December 31, 1997   ......................................    3

           Statements of Operations for the three months
             ended March 31, 1998 and 1997..............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1998.......................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1998 and 1997..............................    6

           Notes to Financial Statements................................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.............................   10

           27.1    Financial Data Schedule

           Signatures...................................................   11

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    March 31,       December 31,
                                                      1998              1997
                                                  ------------     ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $246,377 at March 31
    and $326,152 at December 31                   $    246,627     $    326,401
  Accounts receivable - oil and gas sales              254,094          343,809
                                                   -----------      -----------
        Total current assets                           500,721          670,210
                                                   -----------      -----------
Oil and gas properties - at cost,  based on
  the successful efforts accounting method          25,999,820       25,986,193
Accumulated depletion                              (19,399,770)     (19,256,739)
                                                   -----------      -----------
        Net oil and gas properties                   6,600,050        6,729,454
                                                   -----------      -----------
                                                  $  7,100,771     $  7,399,664
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     91,954     $     93,972

Partners' capital:
  Managing general partner                              70,092           73,061
  Limited partners (32,264 interests)                6,938,725        7,232,631
                                                   -----------      -----------
                                                     7,008,817        7,305,692
                                                   -----------      -----------
                                                  $  7,100,771     $  7,399,664
                                                   ===========      ===========

  The financial information included as of March 31, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended
                                                            March 31,
                                                    ------------------------
                                                       1998           1997
                                                    ----------    ----------
Revenues:
  Oil and gas                                       $  561,504    $  881,961
  Interest                                               5,249         5,981
  Gain on disposition of assets                            333           -
                                                     ---------     ---------
                                                       567,086       887,942
                                                     ---------     ---------
Costs and expenses:
  Oil and gas production                               378,591       344,759
  General and administrative                            18,661        28,835
  Depletion                                            143,031       167,927
                                                     ---------     ---------
                                                       540,283       541,521
                                                     ---------     ---------
Net income                                          $   26,803    $  346,421
                                                     =========     =========
Allocation of net income:
  Managing general partner                          $      268    $    3,464
                                                     =========     =========
  Limited partners                                  $   26,535    $  342,957
                                                     =========     =========
Net income per limited partnership interest         $      .82    $    10.63
                                                     =========     =========
Distributions per limited partnership interest      $     9.93    $    19.32
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners         Total
                                    ---------     ----------     ----------

Balance at January 1, 1998          $  73,061     $7,232,631     $7,305,692

    Distributions                      (3,237)      (320,441)      (323,678)

    Net income                            268         26,535         26,803
                                     --------      ---------      ---------
Balance at March 31, 1998           $  70,092     $6,938,725     $7,008,817
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                      ------------------------
                                                          1998          1997
                                                      ----------    ----------
Cash flows from operating activities:
    Net income                                        $   26,803    $  346,421
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depletion                                      143,031       167,927
          Gain on disposition of assets                     (333)          -
    Changes in assets and liabilities:
          Accounts receivable                             89,715       198,833
          Accounts payable                                (2,018)        6,120
                                                       ---------     ---------
          Net cash provided by operating activities      257,198       719,301
                                                       ---------     ---------
Cash flows from investing activities:
    Additions to oil and gas properties                  (13,627)      (12,875)
    Proceeds from asset dispositions                         333           -
                                                       ---------     ---------
          Net cash used in investing activities          (13,294)      (12,875)
                                                       ---------     ---------
Cash flows used in financing activities:
    Cash distributions to partners                      (323,678)     (629,715)
                                                       ---------     ---------
Net increase (decrease) in cash and cash equivalents     (79,774)       76,711
Cash and cash equivalents at beginning of period         326,401       333,006
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  246,627    $  409,717
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 90-B, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1998 the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 36% to $561,504 from $881,961 for the three months ended March 31, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended March 31, 1998, 28,393 barrels of oil, 9,990 barrels of natural gas liquids ("NGLs") and 49,808 mcf of gas were sold, or 46,684 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1997, 30,436 barrels of oil and 81,127 mcf of gas were sold, or 43,957 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three months ended March 31, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three months ended March 31, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $7.22, or 33%, from $21.96 for the three months ended March 31, 1997 to $14.74 for the same period in 1998. The average price received per barrel of NGLs during the three months ended March 31, 1998 was $6.84. The average price received per mcf of gas decreased 43% from $2.63 during the three months ended March 31, 1997 to $1.50 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On April 23, 1998, the market price for West Texas intermediate crude was $13.80 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $333 was received during the three months ended March 31, 1998 from the sale of equipment on one saltwater disposal well plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $540,283 for the three months ended March 31, 1998 as compared to $541,521 for the same period in 1997, a decrease of $1,238. The decrease was due to declines in depletion and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $378,591 for the three months ended March 31, 1998 and $344,759 for the same period in 1997, resulting in a $33,832 increase, or 10%. The increase was due to additional well maintenance costs and workover expenses incurred in an effort to stimulate well production, offset by a decrease in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 35% from $28,835 for the three months ended March 31, 1997 to $18,661 for the same period in 1998.

Depletion was $143,031 for the three months ended March 31, 1998 compared to $167,927 for the same period in 1997. This represented a decrease in depletion of $24,896, or 15%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 2,043 barrels for the period ended March 31, 1998 compared to the same period in 1997, offset by a decline in oil reserves during the three months ended March 31, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $462,103 for the three months ended March 31, 1998 from the same period in 1997. This decrease resulted from a decrease in oil and gas sales receipts and an increase in production costs paid, offset by a decline in G&A costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities for the three months ended March 31, 1998 and 1997 were related to expenditures for oil and gas equipment on active properties.

Proceeds from asset disposition of $333 were received during the three months ended March 31, 1998 from the sale of equipment on one saltwater disposal well abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1998 to cover distributions to the partners of $323,678 of which $3,237 was distributed to the managing general partner and $320,441 to the limited partners. For the same period ended March 31, 1997, cash was sufficient for distributions to the partners of $629,715 of which $6,297 was distributed to the managing general partner and $623,418 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.
---------------
(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

                           Part II. Other Information


Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

        27.1    Financial Data Schedule

(b)     Reports on Form 8-K

        (1) On April 2, 1998, the Partnership filed a Current Report on Form 8-K dated March 31, 1998, reporting under Item 4 (Changes in Registrant's Certifying Accountants) the engagement of Ernst & Young LLP as the Partnership's independent auditors and the dismissal of KPMG Peat Marwick LLP effective upon the completion of the audit of the Partnership for the fiscal year ending December 31, 1997.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PARKER & PARSLEY 90-B, L.P.


                                     By:    Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 5, 1998                  By:    /s/ Rich Dealy
                                            ------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer