Form 10-Q
period 1998-06-30
PARKER & PARSLEY 90 B L P
filed 1998-08-06
CIK 844618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-B, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997.......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997...................................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   11

           27.1   Financial Data Schedule

           Signatures.................................................   12

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                   June 30,       December 31,
                                                     1998             1997
                                                 ------------     ------------
                                                 (Unaudited)
                 ASSETS

Current assets:
 Cash and cash equivalents, including interest
    bearing deposits of $273,078 at June 30 and
    $326,152 at December 31                      $    273,328     $    326,401
 Accounts receivable - oil and gas sales              257,865          343,809
                                                  -----------      -----------
        Total current assets                          531,193          670,210
                                                  -----------      -----------
Oil and gas properties - at cost,  based on the
 successful efforts accounting method              26,007,583       25,986,193
Accumulated depletion                             (19,566,535)     (19,256,739)
                                                  -----------      -----------
        Net oil and gas properties                  6,441,048        6,729,454
                                                  -----------      -----------
                                                 $  6,972,241     $  7,399,664
                                                  ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Accounts payable - affiliate                    $    112,286     $     93,972

Partners' capital:
 Managing general partner                              68,603           73,061
 Limited partners (32,264 interests)                6,791,352        7,232,631
                                                  -----------      -----------
                                                    6,859,955        7,305,692
                                                  -----------      -----------
                                                 $  6,972,241     $  7,399,664
                                                  ===========      ===========



   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended       Six months ended
                                        June 30,                 June 30,
                                 ---------------------   -----------------------
                                    1998        1997        1998         1997
                                 ---------   ---------   ----------   ----------
Revenues:
  Oil and gas                    $ 551,596   $ 714,251   $1,113,100   $1,596,212
  Interest                           4,282       6,654        9,531       12,635
  Gain on disposition of assets        -           -            333          -
                                  --------    --------    ---------    ---------
                                   555,878     720,905    1,122,964    1,608,847
                                  --------    --------    ---------    ---------
Costs and expenses:
  Oil and gas production           364,847     354,861      743,438      699,620
  General and administrative        18,185      22,202       36,846       51,037
  Depletion                        166,765     165,251      309,796      333,178
                                  --------    --------    ---------    ---------
                                   549,797     542,314    1,090,080    1,083,835
                                  --------    --------    ---------    ---------
Net income                       $   6,081   $ 178,591   $   32,884   $  525,012
                                  ========    ========    =========    =========
Allocation of net income:
  Managing general partner       $      61   $   1,786   $      329   $    5,250
                                  ========    ========    =========    =========
  Limited partners               $   6,020   $ 176,805   $   32,555   $  519,762
                                  ========    ========    =========    =========
Net income per limited
  partnership interest           $     .19   $    5.48   $     1.01   $    16.11
                                  ========    ========    =========    =========
Distributions per limited
  partnership interest           $    4.76   $   14.45   $    14.69   $    33.77
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners         Total
                                    ---------     ----------     ----------

Balance at January 1, 1998          $  73,061     $7,232,631     $7,305,692

    Distributions                      (4,787)      (473,834)      (478,621)

    Net income                            329         32,555         32,884
                                     --------      ---------      ---------

Balance at June 30, 1998            $  68,603     $6,791,352     $6,859,955
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                             June 30,
                                                     -------------------------
                                                        1998           1997
                                                     ----------    -----------
Cash flows from operating activities:
  Net income                                         $   32,884    $   525,012
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                       309,796        333,178
        Gain on disposition of assets                      (333)           -
  Changes in assets and liabilities:
        Accounts receivable                              85,944        243,655
        Accounts payable                                 18,314         23,913
                                                      ---------     ----------
          Net cash provided by operating activities     446,605      1,125,758
                                                      ---------     ----------
Cash flows from investing activities:
  Additions to oil and gas properties                   (21,390)       (16,348)
  Proceeds from asset dispositions                          333            -
                                                      ---------     ----------
          Net cash used in investing activities         (21,057)       (16,348)
                                                      ---------     ----------
Cash flows from financing activities:
  Cash distributions to partners                       (478,621)    (1,100,596)
                                                      ---------     -----------
Net increase (decrease) in cash and cash equivalents    (53,073)         8,814
Cash and cash equivalents at beginning of period        326,401        333,006
                                                      ---------     ----------
Cash and cash equivalents at end of period           $  273,328    $   341,820
                                                      =========     ==========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 90-B, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
   June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 30% to $1,113,100 from $1,596,212 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 57,385 barrels of oil, 22,003 barrels of natural gas liquids ("NGLs") and 99,596 mcf of gas were sold, or 95,987 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 59,044 barrels of oil and 161,148 mcf of gas were sold, or 85,902 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.42, or 31%, from $20.40 for the six months ended June 30, 1997 to $13.98 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.27. The average price received per mcf of gas decreased 38% from $2.43 for the six months ended June 30, 1997 to $1.51 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $333 was received during the six months ended June 30, 1998 from the sale of equipment on one saltwater disposal well plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses increased to $1,090,080 for the six months ended June 30, 1998 as compared to $1,083,835 for the same period in 1997, an increase of $6,245. The increase was due to an increase in production costs, offset by decreases in depletion and general and administrative expenses ("G&A").

Production costs were $743,438 for the six months ended June 30, 1998 and $699,620 for the same period in 1997, resulting in a $43,818 increase, or 6%. The increase was due to additional well maintenance costs, offset by a decline in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 28% from $51,037 for the six months ended June 30, 1997 to $36,846 for the same period in 1998.

Depletion was $309,796 for the six months ended June 30, 1998 compared to $333,178 for the same period in 1997. This represented a decrease in depletion of $23,382, or 7%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 1,659 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices.

Three months ended June 30, 1998 compared with three months ended
   June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 23% to $551,596 from $714,251 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 28,992 barrels of oil, 12,013 barrels of NGLs and 49,788 mcf of gas were sold, or 49,303 BOEs. For the three months ended June 30, 1997, 28,608 barrels of oil and 80,021 mcf of gas were sold, or 41,945 BOEs.

The average price received per barrel of oil decreased $5.51, or 29%, from $18.75 for the three months ended June 30, 1997 to $13.24 for the same period in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $7.62. The average price received per mcf of gas decreased 31% from $2.22 during the three months ended June 30, 1997 to $1.53 in 1998.

Costs and Expenses:

Total costs and expenses increased to $549,797 for the three months ended June 30, 1998 as compared to $542,314 for the same period in 1997, an increase of $7,483. This increase was due to increases in production costs and depletion, offset by a decrease in G&A.

Production costs were $364,847 for the three months ended June 30, 1998 and $354,861 for the same period in 1997 resulting in a $9,986 increase, or 3%. This increase was the result of additional well maintenance costs, offset by declines in workover costs and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 18% from $22,202 for the three months ended June 30, 1997 to $18,185 for the same period in 1998.

Depletion was $166,765 for the three months ended June 30, 1998 compared to $165,251 for the same period in 1997. This represented an increase in depletion of $1,514. This increase was primarily attributable to a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices and an increase in oil production of 384 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $679,153 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease resulted from a decline in oil and gas sales receipts and an increase in production costs paid, offset by a decrease in G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities for the six months ended June 30, 1998 and 1997 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $333 were received during the six months ended June 30, 1998 from the sale of equipment on one saltwater disposal well abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $478,621 of which $4,787 was distributed to the managing general partner and $473,834 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $1,100,596 of which $11,006 was distributed to the managing general partner and $1,089,590 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                           PARKER & PARSLEY 90-B, L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated:  August 6, 1998              By:    /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer