Form 10-Q
period 1999-03-31
PARKER & PARSLEY 90 B L P
filed 1999-05-12
CIK 844618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999


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


                                Yes / x / No / /

                           PARKER & PARSLEY 90-B, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1999 and
              December 31, 1998........................................    3

           Statements of Operations for the three months
             ended March 31, 1999 and 1998.............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1999......................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1999 and 1998.............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           27.1    Financial Data Schedule

           Signatures..................................................   12

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS


                                                   March 31,       December 31,
                                                     1999               1998
                                                 ------------     ------------
                                                 (Unaudited)
                 ASSETS

Current assets:
  Cash                                           $    173,702     $    211,469
  Accounts receivable - oil and gas sales             272,383          227,293
                                                  -----------      -----------
        Total current assets                          446,085          438,762
                                                  -----------      -----------
Oil and gas properties - at cost,  based on the
  successful efforts accounting method             26,047,556       26,035,940
Accumulated depletion                             (21,056,497)     (20,889,657)
                                                  -----------      -----------
        Net oil and gas properties                  4,991,059        5,146,283
                                                    ---------        ---------
                                                 $  5,437,144     $  5,585,045
                                                  ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $     76,333     $     61,975

Partners' capital:
  Managing general partner                             53,611           55,234
  Limited partners (32,264 interests)               5,307,200        5,467,836
                                                  -----------      -----------
                                                    5,360,811        5,523,070
                                                  -----------      -----------
                                                 $  5,437,144     $  5,585,045
                                                  ===========      ===========



  The financial information included as of March 31, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three months ended
                                                            March 31,
                                                   -------------------------
                                                      1999            1998
                                                   ----------     ----------
Revenues:
  Oil and gas                                      $  416,029     $  561,504
  Interest                                              2,585          5,249
  Gain on disposition of assets                           -              333
                                                    ---------      ---------
                                                      418,614        567,086
                                                    ---------      ---------
Costs and expenses:
  Oil and gas production                              329,768        378,591
  General and administrative                           15,777         18,661
  Depletion                                           166,840        143,031
                                                    ---------      ---------
                                                      512,385        540,283
                                                    ---------      ---------
Net income (loss)                                  $  (93,771)    $   26,803
                                                    =========      =========
Allocation of net income (loss):
  Managing general partner                         $     (938)    $      268
                                                    =========      =========
  Limited partners                                 $  (92,833)    $   26,535
                                                    =========      =========
Net income (loss) per limited partnership
  interest                                         $    (2.88)    $      .82
                                                    =========      =========
Distributions per limited partnership interest     $     2.10     $     9.93
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general        Limited
                                      partner        partners        Total
                                     ----------     ----------     ----------

Balance at January 1, 1999           $   55,234     $5,467,836     $5,523,070

    Distributions                          (685)       (67,803)       (68,488)

    Net loss                               (938)       (92,833)       (93,771)
                                      ---------      ---------      ---------

Balance at March 31, 1999            $   53,611     $5,307,200     $5,360,811
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                          1999           1998
                                                      ----------     ----------
Cash flows from operating activities:
    Net income (loss)                                 $  (93,771)    $   26,803
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depletion                                        166,840        143,031
        Gain on disposition of assets                        -             (333)
    Changes in assets and liabilities:
        Accounts receivable                              (45,090)        89,715
        Accounts payable                                  14,358         (2,018)
                                                       ---------      ---------
          Net cash provided by operating activities       42,337        257,198
                                                       ---------      ---------
Cash flows from investing activities:
    Additions to oil and gas properties                  (11,616)       (13,627)
    Proceeds from asset dispositions                         -              333
                                                       ---------      ---------
          Net cash used in investing activities          (11,616)       (13,294)
                                                       ---------      ---------
Cash flows used in financing activities:
    Cash distributions to partners                       (68,488)      (323,678)
                                                       ---------      ---------
Net decrease in cash                                     (37,767)       (79,774)
Cash at beginning of period                              211,469        326,401
                                                       ---------      ---------
Cash at end of period                                 $  173,702     $  246,627
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 90-B, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 26% to $416,029 from $561,504 for the three months ended March 31, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and declines in production. For the three months ended March 31, 1999, 25,567 barrels of oil, 10,237 barrels of natural gas liquids ("NGLs") and 47,644 mcf of gas were sold, or 43,745 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1998, 28,393 barrels of oil, 9,990 barrels of NGLs and 49,808 mcf of gas were sold, or 46,684 BOEs.

The average price received per barrel of oil decreased $2.98, or 20%, from $14.74 for the three months ended March 31, 1998 to $11.76 for the same period in 1999. The average price received per barrel of NGLs decreased $1.44, or 21%, from $6.84 for the three months ended March 31, 1998 to $5.40 for the same period in 1999. The average price received per mcf of gas decreased 16% from $1.50 during the three months ended March 31, 1998 to $1.26 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1999.

A continuation of the oil price environment experienced during the first quarter of 1999 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $333 was recognized during the three months ended March 31, 1998 from the sale of equipment on one saltwater disposal well plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $512,385 for the three months ended March 31, 1999 as compared to $540,283 for the same period in 1998, a decrease of $27,898, or 5%. The decrease was due to declines in production costs and general and administrative expenses ("G&A"), offset by an increase in depletion.

Production costs were $329,768 for the three months ended March 31, 1999 and $378,591 for the same period in 1998, resulting in a $48,823 decrease, or 13%. The decrease was due to declines in well maintenance costs, production taxes and workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 15% from $18,661 for the three months ended March 31, 1998 to $15,777 for the same period in 1999.

Depletion was $166,840 for the three months ended March 31, 1999 compared to $143,031 for the same period in 1998. This represented an increase in depletion of $23,809, or 17%. The increase was primarily the result of a combination of factors that included a decline in proved reserves during the three months ended March 31, 1999 due to the lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998 and a reduction in oil production of 2,826 barrels for the period ended March 31, 1999 compared to the same period in 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $214,861 for the three months ended March 31, 1999 from the same period in 1998. This decrease was primarily due to a decline in oil and gas sales receipts and an increase in G&A expenses paid, offset by a decline in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities for the three months ended March 31, 1999 and 1998 were related to expenditures for replacement of oil and gas equipment on active properties.

Proceeds from asset disposition of $333 were recognized during the three months ended March 31, 1998 from the sale of equipment on one saltwater disposal well abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1999 to cover distributions to the partners of $68,488 of which $685 was distributed to the managing general partner and $67,803 to the limited partners. For the same period ended March 31, 1998, cash was sufficient for distributions to the partners of $323,678 of which $3,237 was distributed to the managing general partner and $320,441 to the limited partners.

During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the later part of the first quarter of 1999 and into April 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time. As a result, future commodity prices will have a direct impact on the amount of future distributions and could result in limited or no distributions to the partners.

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

As of March 31, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

The managing general partner expects to complete the assessment phase of its Year 2000 project by the end of the second quarter of 1999. Through March 31, 1999, the managing general partner had distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 48% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of March 31, 1999, the managing general partner estimates that the remedial phase is approximately 79% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by mid-1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of June 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems.

As of March 31, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.4 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the assessment phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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

(b) Reports on Form 8-K - none.

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


                                            PARKER & PARSLEY 90-B, L.P.


                                    By:     Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 12, 1999                By:     /s/ Rich Dealy
                                            -------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer