Form 10-Q
period 1999-06-30
PARKER & PARSLEY 90 B L P
filed 1999-08-09
CIK 844618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-B, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999.....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1999 and 1998..................................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   12

           27.1   Financial Data Schedule

           Signatures................................................   13

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   June 30,      December 31,
                                                     1999            1998
                                                ------------     ------------
                                                (Unaudited)
                 ASSETS

Current assets:
 Cash                                           $    267,265     $    211,469
 Accounts receivable - oil and gas sales             341,362          227,293
                                                 -----------      -----------
        Total current assets                         608,627          438,762
                                                 -----------      -----------
Oil and gas properties - at cost,  based on
 the successful efforts accounting method         26,051,746       26,035,940
Accumulated depletion                            (21,136,203)     (20,889,657)
                                                 -----------      -----------
        Net oil and gas properties                 4,915,543        5,146,283
                                                 -----------      -----------
                                                $  5,524,170     $  5,585,045
                                                 ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Accounts payable - affiliate                   $     95,730     $     61,975

Partners' capital:
 Managing general partner                             54,288           55,234
 Limited partners (32,264 interests)               5,374,152        5,467,836
                                                 -----------      -----------
                                                   5,428,440        5,523,070
                                                 -----------      -----------
                                                $  5,524,170     $  5,585,045
                                                 ===========      ===========



   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended       Six months ended
                                         June 30,               June 30,
                                 ---------------------   ----------------------
                                    1999        1998        1999        1998
                                 ---------   ---------   ---------   ----------
Revenues:
  Oil and gas                    $ 532,235   $ 551,596   $ 948,264   $1,113,100
  Interest                           2,647       4,282       5,232        9,531
  Gain on disposition of assets        -           -           -            333
                                  --------    --------    --------    ---------
                                   534,882     555,878     953,496    1,122,964
                                  --------    --------    --------    ---------
Costs and expenses:
  Oil and gas production           311,851     364,847     641,619      743,438
  General and administrative        17,030      18,185      32,807       36,846
  Depletion                         79,706     166,765     246,546      309,796
                                  --------    --------    --------    ---------
                                   408,587     549,797     920,972    1,090,080
                                  --------    --------    --------    ---------
Net income                       $ 126,295   $   6,081   $  32,524   $   32,884
                                  ========    ========    ========    =========
Allocation of net income:
  Managing general partner       $   1,263   $      61   $     325   $      329
                                  ========    ========    ========    =========
  Limited partners               $ 125,032   $   6,020   $  32,199   $   32,555
                                  ========    ========    ========    =========
Net income per limited
  partnership interest           $    3.88   $     .19   $    1.00   $     1.01
                                  ========    ========    ========    =========
Distributions per limited
  partnership interest           $    1.80   $    4.76   $    3.90   $    14.69
                                  ========    ========    ========    =========



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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general        Limited
                                      partner        partners        Total
                                     ----------     ----------     ----------

Balance at January 1, 1999           $   55,234     $5,467,836     $5,523,070

    Distributions                        (1,271)      (125,883)      (127,154)

    Net income                              325         32,199         32,524
                                      ---------      ---------      ---------

Balance at June 30, 1999             $   54,288     $5,374,152     $5,428,440
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Six months ended
                                                               June 30,
                                                      ------------------------
                                                          1999          1998
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                          $   32,524    $   32,884
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                        246,546       309,796
        Gain on disposition of assets                        -            (333)
  Changes in assets and liabilities:
        Accounts receivable                             (114,069)       85,944
        Accounts payable                                  33,755        18,314
                                                       ---------     ---------
          Net cash provided by operating activities      198,756       446,605
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (15,806)      (21,390)
  Proceeds from asset dispositions                           -             333
                                                       ---------     ---------
          Net cash used in investing activities          (15,806)      (21,057)
                                                       ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (127,154)     (478,621)
                                                       ---------     ---------
Net increase (decrease) in cash                           55,796       (53,073)
Cash at beginning of period                              211,469       326,401
                                                       ---------     ---------
Cash at end of period                                 $  267,265    $  273,328
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 90-B, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
   June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 15% to $948,264 from $1,113,100 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and a decrease in production. For the six months ended June 30, 1999, 49,101 barrels of oil, 23,512 barrels of natural gas liquids ("NGLs") and 98,512 mcf of gas were sold, or 89,032 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 57,385 barrels of oil, 22,003 barrels of NGLs and 99,596 mcf of gas were sold, or 95,987 BOEs.

The average price received per barrel of oil decreased 5% from $13.98 for the six months ended June 30, 1998 to $13.22 for the same period in 1999. The average price received per barrel of NGLs decreased 6% from $7.27 during the six months ended June 30, 1998 to $6.81 for the same period in 1999. The average price received per mcf of gas decreased 7% from $1.51 for the six months ended June 30, 1998 to $1.41 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $333 was received during the six months ended June 30, 1998 from the sale of equipment on one saltwater disposal well plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $920,972 for the six months ended June 30, 1999 as compared to $1,090,080 for the same period in 1998, a decrease of $169,108, or 16%. The decrease was due to declines in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $641,619 for the six months ended June 30, 1999 and $743,438 for the same period in 1998, resulting in a $101,819 decrease, or 14%. The decrease was due to declines in well maintenance costs, production taxes and workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 11% from $36,846 for the six months ended June 30, 1998 to $32,807 for the same period in 1999.

Depletion was $246,546 for the six months ended June 30, 1999 compared to $309,796 for the same period in 1998, a decrease of $63,250, or 20%. This decrease was primarily due to a reduction in oil production of 8,284 barrels for the six months ended June 30, 1999 compared to the same period in 1998, an increase in proved reserves during the period ended June 30, 1999 due to higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended June 30, 1999 compared with three months ended
   June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 4% to $532,235 from $551,596 for the three months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from a decrease in production, offset by higher average prices received. For the three months ended June 30, 1999, 23,534 barrels of oil, 13,275 barrels of NGLs and 50,868 mcf of gas were sold, or 45,287 BOEs. For the three months ended June 30, 1998, 28,992 barrels of oil, 12,013 barrels of NGLs and 49,788 mcf of gas were sold, or 49,303 BOEs.

The average price received per barrel of oil increased $1.57, or 12%, from $13.24 for the three months ended June 30, 1998 to $14.81 for the same period in 1999. The average price received per barrel of NGLs increased 4% from $7.62 during the three months ended June 30, 1998 to $7.90 for the same period in 1999. The average price received per mcf of gas increased slightly from $1.53 during the three months ended June 30, 1998 to $1.55 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $408,587 for the three months ended June 30, 1999 as compared to $549,797 for the same period in 1998, a decrease of $141,210, or 26%. This decrease was due to declines in depletion, production costs and G&A.

Production costs were $311,851 for the three months ended June 30, 1999 and $364,847 for the same period in 1998 resulting in a $52,996 decrease, or 15%. This decrease was the result of lower well maintenance costs, production taxes and ad valorem taxes.

During this period, G&A decreased, in aggregate, 6% from $18,185 for the three months ended June 30, 1998 to $17,030 for the same period in 1999.

Depletion was $79,706 for the three months ended June 30, 1999 compared to $166,765 for the same period in 1998, a decrease of $87,059, or 52%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices, a decrease in oil production of 5,458 barrels for the three months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $247,849 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This decrease resulted primarily from a decline in oil and gas sales receipts, offset by a decrease in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities for the six months ended June 30, 1999 and 1998 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $333 were received during the six months ended June 30, 1998 from the sale of equipment on one saltwater disposal well abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $127,154 of which $1,271 was distributed to the managing general partner and $125,883 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $478,621 of which $4,787 was distributed to the managing general partner and $473,834 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                           PARKER & PARSLEY 90-B, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated:  August 9, 1999            By:      /s/ Rich Dealy
                                           --------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer