Form 10-Q
period 2000-03-31
PARKER & PARSLEY 90 B L P
filed 2000-05-09
CIK 844618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000


                         Commission File No. 33-26097-07

                           PARKER & PARSLEY 90-B, L.P.
             (Exact name of Registrant as specified in its charter)

                          Delaware                           75-2329287
           -------------------------------------       ---------------------
             (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)           Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-B, L.P.

                                TABLE OF CONTENTS


                                                                         Page

                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2000 and
               December 31, 1999.......................................    3

            Statements of Operations for the three months
              ended March 31, 2000 and 1999............................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2000.....................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2000 and 1999............................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................   10

            27.1    Financial Data Schedule

            Signatures.................................................   11

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS


                                                    March 31,      December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash                                            $    329,428     $    311,017
  Accounts receivable - oil and gas sales              443,541          441,577
                                                   -----------      -----------
        Total current assets                           772,969          752,594
                                                   -----------      -----------
Oil and gas properties - at cost,  based on the
  successful efforts accounting method              26,087,081       26,069,426
Accumulated depletion                              (21,601,872)     (21,529,251)
                                                   -----------      -----------
        Net oil and gas properties                   4,485,209        4,540,175
                                                     ---------        ---------
                                                  $  5,258,178     $  5,292,769
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     74,326     $     66,334

Partners' capital:
  Managing general partner                              51,842           52,268
  Limited partners (32,264 interests)                5,132,010        5,174,167
                                                   -----------      -----------
                                                     5,183,852        5,226,435
                                                   -----------      -----------
                                                  $  5,258,178     $  5,292,769
                                                   ===========      ===========


  The financial information included as of March 31, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                         2000              1999
                                                      ----------     ----------
Revenues:
  Oil and gas                                         $  896,935     $  416,029
  Interest                                                 5,740          2,585
  Gain on disposition of assets                            5,487            -
                                                       ---------      ---------
                                                         908,162        418,614
                                                       ---------      ---------
Costs and expenses:
  Oil and gas production                                 362,344        329,768
  General and administrative                              27,481         15,777
  Depletion                                               72,621        166,840
                                                       ---------      ---------
                                                         462,446        512,385
                                                       ---------      ---------
Net income (loss)                                     $  445,716     $  (93,771)
                                                       =========      =========
Allocation of net income (loss):
  Managing general partner                            $    4,457     $     (938)
                                                       =========      =========
  Limited partners                                    $  441,259     $  (92,833)
                                                       =========      =========
Net income (loss) per limited partnership interest    $    13.68     $    (2.88)
                                                       =========      =========
Distributions per limited partnership interest        $    14.98     $     2.10
                                                       =========      =========


         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general        Limited
                                    partner        partners         Total
                                   ----------     ----------      ----------

Balance at January 1, 2000         $   52,268     $5,174,167      $5,226,435

    Distributions                      (4,883)      (483,416)       (488,299)

    Net income                          4,457        441,259         445,716
                                    ---------      ---------       ---------

Balance at March 31, 2000          $   51,842     $5,132,010      $5,183,852
                                    =========      =========       =========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
Cash flows from operating activities:
    Net income (loss)                                $  445,716     $  (93,771)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
          Depletion                                      72,621        166,840
          Gain on disposition of assets                  (5,487)           -
    Changes in assets and liabilities:
          Accounts receivable                            (1,964)       (45,090)
          Accounts payable                                7,992         14,358
                                                      ---------      ---------
          Net cash provided by operating activities     518,878         42,337
                                                      ---------      ---------
Cash flows from investing activities:
    Additions to oil and gas properties                 (17,655)       (11,616)
    Proceeds from asset dispositions                      5,487            -
                                                      ---------      -------
          Net cash used in investing activities         (12,168)       (11,616)
                                                      ---------      ---------
Cash flows used in financing activities:
    Cash distributions to partners                     (488,299)       (68,488)
                                                      ---------      ---------
Net increase (decrease) in cash                          18,411        (37,767)
Cash at beginning of period                             311,017        211,469
                                                      ---------      ---------
Cash at end of period                                $  329,428     $  173,702
                                                      =========      =========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 90-B, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 1999 financial statements to conform to the March 31, 2000 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 116% to $896,935 for the three months ended March 31, 2000 as compared to $416,029 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended March 31, 2000, 24,387 barrels of oil, 10,810 barrels of natural gas liquids ("NGLs") and 42,382 mcf of gas were sold, or 42,261 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1999, 25,567 barrels of oil, 10,237 barrels of NGLs and 47,644 mcf of gas were sold, or 43,745 BOEs.

The average price received per barrel of oil increased $15.94, or 136%, from $11.76 for the three months ended March 31, 1999 to $27.70 for the same period in 2000. The average price received per barrel of NGLs increased $8.49, or 157%, from $5.40 for the three months ended March 31, 1999 to $13.89 for the same period in 2000. The average price received per mcf of gas increased 33% from $1.26 during the three months ended March 31, 1999 to $1.68 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $5,487 was recognized during the three months ended March 31, 2000 from the sale of equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $462,446 for the three months ended March 31, 2000 as compared to $512,385 for the same period in 1999, a decrease of $49,939, or 10%. The decrease was due to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $362,344 for the three months ended March 31, 2000 and $329,768 for the same period in 1999, resulting in a $32,576 increase, or 10%. The increase was the result of higher production taxes due to increased oil and gas revenues and well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 74% from $15,777 for the three months ended March 31, 1999 to $27,481 for the same period in 2000 primarily due to increased oil and gas revenues.

Depletion was $72,621 for the three months ended March 31, 2000 compared to $166,840 for the same period in 1999, a decrease of $94,219, or 56%. The decrease was primarily the result of a combination of factors that included an increase in proved reserves during the three months ended March 31, 2000 due to higher commodity prices, a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999 and a decline in oil production of 1,180 barrels for the period ended March 31, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $476,541 for the three months ended March 31, 2000 from the same period in 1999. The increase was primarily attributable to an increase of $527,187 in oil and gas sales receipts, offset by increases in operating costs paid of $42,412 and G&A expenses paid of $8,234.

Net Cash Used in Investing Activities

The Partnership's principal investing activities for the three months ended March 31, 2000 and 1999 were related to expenditures for upgrades of oil and gas equipment on active properties.

Proceeds from asset dispositions of $5,487 received during the three months ended March 31, 2000 were derived from the sale of equipment on one fully depleted well.

Net Cash Used in Financing Activities

For the three months ended March 31, 2000, cash distributions to the partners were $488,299, of which $4,883 was distributed to the managing general partner and $483,416 to the limited partners. For the same period ended March 31, 1999, cash distributions to the partners were $68,488, of which $685 was distributed to the managing general partner and $67,803 to the limited partners.

Other Items

Year 2000

During 1998, the managing general partner established a "Year 2000" project that assessed the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and third parties; and, tested the managing general partner's systems and processes once remedial actions were taken.

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

                                         PARKER & PARSLEY 90-B, L.P.


                                By:      Pioneer Natural Resources USA, Inc.
                                          Managing General Partner



Dated:  May 9, 2000             By:      /s/ Rich Dealy
                                         ----------------------------------
                                         Rich Dealy, Vice President
                                           and Chief Accounting Officer