Form 10-Q
period 2000-06-30
PARKER & PARSLEY 90 B L P
filed 2000-08-10
CIK 844618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                         Commission File No. 33-26097-07

                           PARKER & PARSLEY 90-B, L.P.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)


                   Delaware                                 75-2329287
    -----------------------------------------         ----------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas     75039
----------------------------------------------------------------   ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-B, L.P.

                                TABLE OF CONTENTS


                                                                        Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999.......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999...................................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.1   Financial Data Schedule

           Signatures.................................................   11

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                    June 30,       December 31,
                                                      2000            1999
                                                  ------------    ------------
                                                  (Unaudited)
                 ASSETS
Current assets:
 Cash                                             $    386,153    $    311,017
 Accounts receivable - oil and gas sales               461,112         441,577
                                                   -----------     -----------
        Total current assets                           847,265         752,594
                                                   -----------     -----------
Oil and gas properties - at cost,  based on the
 successful efforts accounting method               26,097,509      26,069,426
Accumulated depletion                              (21,671,598)    (21,529,251)
                                                   -----------     -----------
        Net oil and gas properties                   4,425,911       4,540,175
                                                   -----------     -----------
                                                  $  5,273,176    $  5,292,769
                                                   ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Accounts payable - affiliate                     $    101,394    $     66,334

Partners' capital:
 Managing general partner                               51,722          52,268
 Limited partners (32,264 interests)                 5,120,060       5,174,167
                                                   -----------     -----------
                                                     5,171,782       5,226,435
                                                   -----------     -----------
                                                  $  5,273,176    $  5,292,769
                                                   ===========     ===========




  The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                 ---------------------   ----------------------
                                   2000        1999         2000        1999
                                 ---------   ---------   ----------   ---------
Revenues:
  Oil and gas                    $ 966,583   $ 532,235   $1,863,518   $ 948,264
  Interest                           7,402       2,647       13,142       5,232
  Gain on disposition of assets        -           -          5,487         -
                                  --------    --------    ---------    --------
                                   973,985     534,882    1,882,147     953,496
                                  --------    --------    ---------    --------
Costs and expenses:
  Oil and gas production           389,681     311,851      752,025     641,619
  General and administrative        31,430      17,030       58,911      32,807
  Depletion                         69,726      79,706      142,347     246,546
                                  --------    --------    ---------    --------
                                   490,837     408,587      953,283     920,972
                                  --------    --------    ---------    --------
Net income                       $ 483,148   $ 126,295   $  928,864   $  32,524
                                  ========    ========    =========    ========
Allocation of net income:
  Managing general partner       $   4,832   $   1,263   $    9,289   $     325
                                  ========    ========    =========    ========
  Limited partners               $ 478,316   $ 125,032   $  919,575   $  32,199
                                  ========    ========    =========    ========
Net income per limited
  partnership interest           $   14.82   $    3.88   $    28.50   $    1.00
                                  ========    ========    =========    ========





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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general        Limited
                                      partner        partners        Total
                                     ----------     ----------     ----------

Balance at January 1, 2000           $   52,268     $5,174,167     $5,226,435

    Distributions                        (9,835)      (973,682)      (983,517)

    Net income                            9,289        919,575        928,864
                                      ---------      ---------      ---------

Balance at June 30, 2000             $   51,722     $5,120,060     $5,171,782
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Six months ended
                                                                June 30,
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                         $  928,864     $   32,524
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                       142,347        246,546
        Gain on disposition of assets                    (5,487)           -
  Changes in assets and liabilities:
        Accounts receivable                             (19,535)      (114,069)
        Accounts payable                                 35,060         33,755
                                                      ---------      ---------
          Net cash provided by operating activities   1,081,249        198,756
                                                      ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                   (28,083)       (15,806)
  Proceeds from asset dispositions                        5,487            -
                                                      ---------      ---------
          Net cash used in investing activities         (22,596)       (15,806)
                                                      ---------      ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (983,517)      (127,154)
                                                      ---------      ---------
Net increase in cash                                     75,136         55,796
Cash at beginning of period                             311,017        211,469
                                                      ---------      ---------
Cash at end of period                                $  386,153     $  267,265
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 90-B, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended
   June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 97% to $1,863,518 for the six months ended June 30, 2000 as compared to $948,264 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2000, 48,699 barrels of oil, 23,339 barrels of natural gas liquids ("NGLs") and 89,536 mcf of gas were sold, or 86,961 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 49,101 barrels of oil, 23,512 barrels of NGLs and 98,512 mcf of gas were sold, or 89,032 BOEs.

The average price received per barrel of oil increased $14.50, or 110%, from $13.22 for the six months ended June 30, 1999 to $27.72 for the same period in 2000. The average price received per barrel of NGLs increased $7.19, or 106%, from $6.81 during the six months ended June 30, 1999 to $14.00 for the same period in 2000. The average price received per mcf of gas increased 48% from $1.41 for the six months ended June 30, 1999 to $2.08 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $5,487 was recognized during the six months ended June 30, 2000 from the sale of equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $953,283 for the six months ended June 30, 2000 as compared to $920,972 for the same period in 1999, an increase of $32,311, or 4%. The increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $752,025 for the six months ended June 30, 2000 and $641,619 for the same period in 1999, resulting in a $110,406 increase, or 17%. The increase was the result of higher production taxes due to higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 80% from $32,807 for the six months ended June 30, 1999 to $58,911 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $142,347 for the six months ended June 30, 2000 compared to $246,546 for the same period in 1999, a decrease of $104,199, or 42%. This decrease was primarily due to an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices, a decline in oil production of 402 barrels for the six months ended June 30, 2000 compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 82% to $966,583 for the three months ended June 30, 2000 as compared to $532,235 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended June 30, 2000, 24,312 barrels of oil, 12,529 barrels of NGLs and 47,154 mcf of gas were sold, or 44,700 BOEs. For the three months ended June 30, 1999, 23,534 barrels of oil, 13,275 barrels of NGLs and 50,868 mcf of gas were sold, or 45,287 BOEs.

The average price received per barrel of oil increased $12.94, or 87%, from $14.81 for the three months ended June 30, 1999 to $27.75 for the same period in 2000. The average price received per barrel of NGLs increased $6.20, or 78%, from $7.90 during the three months ended June 30, 1999 to $14.10 for the same period in 2000. The average price received per mcf of gas increased 57% from $1.55 during the three months ended June 30, 1999 to $2.44 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $490,837 for the three months ended June 30, 2000 as compared to $408,587 for the same period in 1999, an increase of $82,250, or 20%. This increase was due to increases in production costs and G&A, offset by a decrease in depletion.

Production costs were $389,681 for the three months ended June 30, 2000 and $311,851 for the same period in 1999 resulting in a $77,830 increase, or 25%. This increase was the result of additional well maintenance costs and workover expenses incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 85% from $17,030 for the three months ended June 30, 1999 to $31,430 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $69,726 for the three months ended June 30, 2000 compared to $79,706 for the same period in 1999, a decrease of $9,980, or 13%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999, offset by an increase in oil production of 778 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $882,493 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase resulted from an increase of $1,017,698 in oil and gas sales receipts, offset by an increase in production costs paid of $115,832 and G&A expenses paid of $19,373.

Net Cash Used in Investing Activities

The Partnership's principal investing activities for the six months ended June 30, 2000 and 1999 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $5,487 received during the six months ended June 30, 2000 were derived from the sale of equipment on one fully depleted well.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $983,517, of which $9,835 was distributed to the managing general partner and $973,682 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $127,154, of which $1,271 was distributed to the managing general partner and $125,883 to the limited partners.

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

                                           PARKER & PARSLEY 90-B, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated:  August 10, 2000           By:      /s/ Rich Dealy
                                           ------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer