Form 10-Q
period 2000-09-30
PARKER & PARSLEY 90 B L P
filed 2000-11-08
CIK 844618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                         Commission File No. 33-26097-07


                           PARKER & PARSLEY 90-B, L.P.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


                          Delaware                           75-2329287
          -----------------------------------------     ---------------------
               (State or other jurisdiction of            (I.R.S. Employer
               incorporation or organization)           Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-B, L.P.

                                TABLE OF CONTENTS


                                                                    Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2000 and
              December 31, 1999...................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2000 and 1999.............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2000.............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999..........................    6

           Notes to Financial Statements..........................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.......................   10

           27.1   Financial Data Schedule

           Signatures.............................................   11

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       2000            1999
                                                   ------------    ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash                                             $    381,907    $    311,017
  Accounts receivable - oil and gas sales               540,563         441,577
                                                    -----------     -----------
         Total current assets                           922,470         752,594
                                                    -----------     -----------
Oil and gas properties - at cost,  based on the
  successful efforts accounting method               26,107,973      26,069,426
Accumulated depletion                               (21,739,383)    (21,529,251)
                                                    -----------     -----------
         Net oil and gas properties                   4,368,590       4,540,175
                                                    -----------     -----------
                                                   $  5,291,060    $  5,292,769
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    120,822    $     66,334

Partners' capital:
  Managing general partner                               51,706          52,268
  Limited partners (32,264 interests)                 5,118,532       5,174,167
                                                    -----------     -----------
                                                      5,170,238       5,226,435
                                                    -----------     -----------
                                                   $  5,291,060    $  5,292,769
                                                    ===========     ===========




The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended         Nine months ended
                                       September 30,             September 30,
                                 -----------------------    ------------------------
                                    2000         1999          2000         1999
                                 ----------    ---------    ----------    ----------
Revenues:
  Oil and gas                    $1,098,786    $ 693,518    $2,962,304    $1,641,782
  Interest                            9,281        4,442        22,423         9,674
  Gain on disposition of assets         -            -           5,487           -
                                  ---------     --------     ---------     ---------
                                  1,108,067      697,960     2,990,214     1,651,456
                                  ---------     --------     ---------     ---------
Costs and expenses:
  Oil and gas production            368,259      313,095     1,120,284       954,714
  General and administrative         37,886       27,459        96,797        60,266
  Depletion                          67,785       75,103       210,132       321,649
                                  ---------     --------     ---------     ---------
                                    473,930      415,657     1,427,213     1,336,629
                                  ---------     --------     ---------     ---------
Net income                       $  634,137    $ 282,303    $1,563,001    $  314,827
                                  =========     ========     =========     =========
Allocation of net income:
  Managing general partner       $    6,341    $   2,823    $   15,630    $    3,148
                                  =========     ========     =========     =========
  Limited partners               $  627,796    $ 279,480    $1,547,371    $  311,679
                                  =========     ========     =========     =========
Net income per limited
  partnership interest           $    19.46    $    8.66    $    47.96    $     9.66
                                  =========     ========     =========     =========



         The financial information included herein has been prepared by managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners        Total
                                     -----------    -----------    -----------


Balance at January 1, 2000           $   52,268     $ 5,174,167    $ 5,226,435

    Distributions                       (16,192)     (1,603,006)    (1,619,198)

    Net income                           15,630       1,547,371      1,563,001
                                      ---------      ----------     ----------

Balance at September 30, 2000        $   51,706     $ 5,118,532    $ 5,170,238
                                      =========      ==========     ==========






         The financial information included herein has been prepared by managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                            September 30,
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
Cash flows from operating activities:
   Net income                                        $1,563,001     $  314,827
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                        210,132        321,649
       Gain on disposition of assets                     (5,487)           -
   Changes in assets and liabilities:
       Accounts receivable                              (98,986)      (166,168)
       Accounts payable                                  54,488         39,208
                                                      ---------      ---------
         Net cash provided by operating activities    1,723,148        509,516
                                                      ---------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                  (38,547)       (25,539)
   Proceeds from asset dispositions                       5,487            -
                                                      ---------      ---------
         Net cash used in investing activities          (33,060)       (25,539)
                                                      ---------      ---------
Cash flows used in financing activities:
   Cash distributions to partners                     (1,619,198)     (370,476)
                                                      ----------     ---------
Net increase in cash                                     70,890        113,501
Cash at beginning of period                             311,017        211,469
                                                      ---------      ---------
Cash at end of period                                $  381,907     $  324,970
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 90-B, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
   30, 1999

Revenues:

The Partnership's oil and gas revenues increased 80% to $2,962,304 for the nine months ended September 30, 2000 as compared to $1,641,782 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 2000, 73,699 barrels of oil, 35,181 barrels of natural gas liquids ("NGLs") and 135,699 mcf of gas were sold, or 131,497 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 73,259 barrels of oil, 35,722 barrels of NGLs and 146,719 mcf of gas were sold, or 133,434 BOEs.

The average price received per barrel of oil increased $13.44, or 88%, from $15.24 for the nine months ended September 30, 1999 to $28.68 for the same period in 2000. The average price received per barrel of NGLs increased $6.33, or 76%, from $8.33 during the nine months ended September 30, 1999 to $14.66 for the same period in 2000. The average price received per mcf of gas increased 58% from $1.55 for the nine months ended September 30, 1999 to $2.45 for the same period in 2000 The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

A gain on disposition of assets of $5,487 was recognized during the nine months ended September 30, 2000 from the sale of equipment on one well.

Costs and Expenses:

Total costs and expenses increased to $1,427,213 for the nine months ended September 30, 2000 as compared to $1,336,629 for the same period in 1999, an increase of $90,584, or 7%. The increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $1,120,284 for the nine months ended September 30, 2000 and $954,714 for the same period in 1999, resulting in an increase of $165,570, or 17%. The increase was primarily due to higher production taxes of $98,587 associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production of $49,003.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 61% from $60,266 for the nine months ended September 30, 1999 to $96,797 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $210,132 for the nine months ended September 30, 2000 compared to $321,649 for the same period in 1999, representing a decrease of $111,517, or 35%. This decrease was due to an increase in proved reserves due to higher commodity prices as compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999, offset by an increase in oil production of 440 barrels for the nine months ended September 30, 2000 compared to the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
   30, 1999

Revenues:

The Partnership's oil and gas revenues increased 58% to $1,098,786 for the three months ended September 30, 2000 as compared to $693,518 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 2000, 25,000 barrels of oil, 11,842 barrels of NGLs and 46,163 mcf of gas were sold, or 44,536 BOEs. For the three months ended September 30, 1999, 24,158 barrels of oil, 12,210 barrels of NGLs and 48,207 mcf of gas were sold, or 44,403 BOEs.

The average price received per barrel of oil increased $11.21, or 58%, from $19.33 for the three months ended September 30, 1999 to $30.54 for the same period in 2000. The average price received per barrel of NGLs increased $4.69, or 42%, from $11.25 during the three months ended September 30, 1999 to $15.94 for the same period in 2000. The average price received per mcf of gas increased 71% from $1.85 during the three months ended September 30, 1999 to $3.17 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $473,930 for the three months ended September 30, 2000 as compared to $415,657 for the same period in 1999, an increase of $58,273, or 14%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $368,259 for the three months ended September 30, 2000 and $313,095 for the same period in 1999 resulting in a $55,164 increase, or 18%. The increase was primarily due to higher production taxes of $34,689 associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production of $5,790.

During this period, G&A increased, in aggregate, 38% from $27,459 for the three months ended September 30, 1999 to $37,886 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $67,785 for the three months ended September 30, 2000 compared to $75,103 for the same period in 1999, representing a decrease of $7,318, or 10%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices as compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999, offset by an increase in oil production of 842 barrels for the three months ended September 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $1,213,632 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. This increase was due to an increase in oil and gas sales receipts of $1,400,453, offset by increases in production costs paid of $153,896 and G&A expenses paid of $32,925.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2000 and 1999 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $5,487 received during the nine months ended September 30, 2000 were derived from the sale of equipment on one well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $1,619,198, of which $16,192 was distributed to the managing general partner and $1,603,006 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $370,476, of which $3,704 was distributed to the managing general partner and $366,772 to the limited partners.

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


                                          PARKER & PARSLEY 90-B, L.P.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 8, 2000         By:      /s/ Rich Dealy
                                          ------------------------------------
                                          Rich Dealy, Vice President and
                                            Chief Accounting Officer