Form 10-K405
period 2000-12-31
PARKER & PARSLEY 90 B L P
filed 2001-03-28
CIK 844618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

No market currently exists for the limited partnership interests of the Registrant. Based on the original purchase price, the aggregate market value of limited partnership interests owned by non- affiliates of the Registrant is $32,181,000.

       As of March 8, 2001, the number of outstanding limited partnership interests was 32,264.

 The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: None

Parts I and II of this annual report on Form 10-K (the "Report") contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business" for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward looking statements.

                                     PART I

ITEM 1.     Business

Parker & Parsley 90-B, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware. The Partnership's managing general partner is Pioneer Natural Resources USA, Inc. ("Pioneer USA"). Pioneer USA is a wholly-owned subsidiary of Pioneer Natural Resources Company ("Pioneer"). As of March 8, 2001, the Partnership had 32,264 limited partnership interests outstanding.

The Partnership does not have any employees of its own. Pioneer USA employs 701 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this Report is filed. Pioneer USA supplies all management functions.

The Partnership engages in oil and gas development and production and is not involved in any industry segment other than oil and gas. The Partnership's production is geographically concentrated in West Texas.

The principal markets during 2000 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the Partnership's oil producing properties. During 2000, Pioneer USA marketed the Partnership's gas to a variety of purchasers, none of which accounted for 10% or more of the Partnership's oil and gas revenues. Of the Partnership's total oil and gas revenues for 2000, approximately 48% was attributable to sales made to Plains Marketing, L.P., 10% to TEPPCO Crude Oil LLC and 10% to Phillips Petroleum Company. Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil, natural gas liquids ("NGLs") and gas production.

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

Oil and gas production operations are subject to various types of regulations by local, state and federal agencies. The Partnership's operations are also subject to state conservation laws and regulations, including the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of wells. Each state generally imposes a production or severance tax with respect to production and sale of oil and gas within their respective jurisdictions. Noncompliance with the laws and regulations may subject the Partnership to penalties, damages or other liabilities and compliance may increase the cost of the Partnership's operations.

The oil and gas business is also subject to environmental hazards such as oil spills, gas leaks and ruptures and discharges of toxic substances or gases that could expose the Partnership to substantial liability due to pollution and other environmental damages. Although the Partnership believes that its business operations do not impair environmental quality and that its costs of complying with any applicable environmental regulations are not currently significant, the Partnership cannot predict what, if any, effect these environmental regulations may have on its current or future operations.

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

Fractional working interests in developmental oil and gas prospects located primarily in the Spraberry Trend Area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 104 oil and gas wells. One well has been plugged and abandoned. At December 31, 2000, the Partnership had 103 producing oil and gas wells.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 2000, 1999 and 1998 and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been evaluated by Williamson Petroleum Consultants, Inc., an independent petroleum consultant.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the partners during the fourth quarter of 2000.

                                     PART II


ITEM 5.     Market for Limited Partnership Interests and Limited Partnership
               Distributions

At March 8, 2001, the Partnership had 32,264 outstanding limited partnership interests held of record by 2,201 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 2000 and 1999, $2,237,802 and $736,663, respectively, of such revenue-related distributions were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                                      2000          1999          1998           1997          1996
                                   ----------    ----------    -----------    ----------    ----------
Operating results:

  Oil and gas sales                $4,103,548    $2,461,819    $ 2,074,056    $3,033,675    $3,748,608
                                    =========     =========     ==========     =========     =========
  Impairment of oil and gas
    properties                     $   86,231    $  240,063    $   744,642    $  891,257    $   61,080
                                    =========     =========     ==========     =========     =========
  Net income (loss)                $2,136,271    $  447,469    $(1,011,459)   $ (149,382)   $1,479,052
                                    =========     =========     ==========     =========     =========
  Allocation of net income
    (loss):
    Managing general partner       $   21,363    $    4,475    $   (10,115)   $   (1,494)   $   14,790
                                    =========     =========     ==========     =========     =========
    Limited partners               $2,114,908    $  442,994    $(1,001,344)   $ (147,888)   $1,464,262
                                    =========     =========     ==========     =========     =========
  Limited partners' net income
    (loss) per limited partnership
    interest                       $    65.55    $    13.73    $    (31.04)   $    (4.58)   $    45.38
                                    =========     =========     ==========     =========     =========
  Limited partners' cash
    distributions per limited
    partnership interest           $    69.36    $    22.83    $     23.66    $    52.38    $    56.25
                                    =========     =========     ==========     =========     =========
At year end:

  Identifiable assets              $5,144,391    $5,292,769    $ 5,585,045    $7,399,664    $9,230,704
                                    =========     =========     ==========     =========     =========

ITEM 7.     Management' Discussion and Analysis of Financial Condition and
              Results of Operations

Results of Operations

2000 compared to 1999

The Partnership's oil and gas revenues increased 67% to $4,103,548 for 2000 as compared to $2,461,819 in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. In 2000, 99,252 barrels of oil, 45,552 barrels of natural gas liquids ("NGLs") and 175,696 mcf of gas were sold, or 174,087 barrel of oil equivalents ("BOEs"). In 1999, 98,658 barrels of oil, 47,406 barrels of NGLs and 192,016 mcf of gas were sold, or 178,067 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $12.00, or 70%, from $17.23 in 1999 to $29.23 in 2000. The average price received per barrel of NGLs increased $5.96, or 63%, from $9.49 in 1999 to $15.45 in 2000. The average price received per mcf of gas increased 75% from $1.62 in 1999 to $2.84 in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 2000.

Gain on disposition of assets of $5,487 recognized in 2000 was due to equipment credits received on one fully depleted well.

Total costs and expenses decreased in 2000 to $2,004,420 as compared to $2,029,978 in 1999, a decrease of $25,558, or 1%. The decrease was due to declines in the impairment of oil and gas properties and depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $1,511,223 in 2000 and $1,296,822 in 1999, resulting in an increase of $214,401, or 17%. The increase was primarily due to higher production taxes associated with higher oil and gas prices and additional well maintenance and workover costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 31% from $93,562 in 1999 to $122,731 in 2000 primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues. The Partnership paid the managing general partner $109,474 in 2000 and $73,707 in 1999 for G&A incurred on behalf of the Partnership. The remaining G&A was paid directly by the Partnership. The managing general partner determines the allocated expenses based upon the level of activity of the Partnership relative to the non-partnership activities of the managing general partner. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the managing general partner reviews the Partnership's oil and gas properties for impairment whenever events or circumstances indicate a decline in the recoverability of the carrying value of the Partnership's assets may have occurred. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $86,231 and $240,063 related to its oil and gas properties during 2000 and 1999, respectively.

Depletion was $284,235 in 2000 compared to $399,531 in 1999, representing a decrease of $115,296, or 29%. This decrease was primarily due to an 81,075 barrels of oil increase in proved reserves during 2000 as a result of higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999.

1999 compared to 1998

The Partnership's 1999 oil and gas revenues increased 19% to $2,461,819 from $2,074,056 in 1998. The increase in revenues resulted from higher average prices received, offset by a decline in production. In 1999, 98,658 barrels of oil, 47,406 barrels of NGLs and 192,016 mcf of gas were sold, or 178,067 BOEs. In 1998, 111,585 barrels of oil, 47,190 barrels of NGLs and 199,215 mcf of gas were sold, or 191,978 BOEs.

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

Total costs and expenses decreased in 1999 to $2,029,978 as compared to $3,108,696 in 1998, a decrease of $1,078,718, or 35%. The decrease was due to declines in the impairment of oil and gas properties, depletion and production costs, offset by an increase in G&A.

Production costs were $1,296,822 in 1999 and $1,403,494 in 1998, resulting in a $106,672 decrease, or 8%. The decrease was due to declines in well maintenance costs, ad valorem taxes and workover costs.

During this period, G&A increased 29% from $72,284 in 1998 to $93,562 in 1999 primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues. The Partnership paid the managing general partner $73,707 in 1999 and $62,152 in 1998 for G&A incurred on behalf of the Partnership.

The Partnership recognized non-cash SFAS 121 charges of $240,063 and $744,642 related to its oil and gas properties during 1999 and 1998, respectively.

Depletion was $399,531 in 1999 compared to $888,276 in 1998. This represented a decrease of $488,745, or 55%. This decrease was primarily due to an increase in proved reserves of 761,146 barrels of oil during 1999 due to higher commodity prices, a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998 and a decline in oil production of 12,927 barrels for the period ended December 31, 1999 compared to the same period in 1998.

Petroleum industry

The petroleum industry has been characterized by volatile oil, NGL and natural gas commodity prices and relatively stable supplier costs during the three years ended December 31, 2000. During 1998, weather patterns, regional economic recessions and political matters combined to cause worldwide oil supplies to exceed demand resulting in a substantial decline in oil prices. Also during 1998, but to a lesser extent, market prices for natural gas declined. During 1999 and 2000, the Organization of Petroleum Exporting Countries ("OPEC") and certain other crude oil exporting nations announced reductions in their planned export volumes. Those announcements, together with the enactment of the announced reductions in export volumes, had a positive impact on world oil prices, as have overall natural gas supply and demand fundamentals on North American natural gas prices. Although the favorable commodity price environment and stable field service cost environment is expected to continue during 2001, there is no assurance that commodity prices will not return to a less favorable level or that field service costs will not escalate in the future, both of which could negatively impact the Partnership's future results of operations and cash distributions.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $1,473,163 during the year ended December 31, 2000 from 1999. This increase was due to an increase in oil and gas sales receipts of $1,657,757 and a decline in working capital of $58,976, offset by increases in production costs paid of $214,401 and G&A expenses paid of $29,169. The increase in oil and gas receipts resulted from the increase in commodity prices during 2000 which contributed an additional $1,715,313 to oil and gas receipts, offset by $57,556 resulting from the decline in production during 2000. The increase in production costs was primarily due to increased production taxes associated with higher oil and gas prices and additional well maintenance and workover costs incurred to stimulate well production. The increase in G&A was primarily due to higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during 2000 and 1999 included expenditures related to equipment upgrades on active oil and gas properties.

Proceeds from disposition of assets of $5,487 recognized in 2000 were due to equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

In 2000, cash distributions to the partners were $2,260,406, of which $22,604 was distributed to the managing general partner and $2,237,802 to the limited partners. In 1999, cash distributions to the partners were $744,104, of which $7,441 was distributed to the managing general partner and $736,663 to the limited partners.

ITEM 8.     Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                          Page

Financial Statements of Parker & Parsley 90-B, L.P.:
  Independent Auditors' Report......................................       10
  Balance Sheets as of December 31, 2000 and 1999...................       11
  Statements of Operations for the Years Ended December 31,
    2000, 1999 and 1998.............................................       12
  Statements of Partners' Capital for the Years Ended
    December 31, 2000, 1999 and 1998................................       13
  Statements of Cash Flows for the Years Ended December 31,
    2000, 1999 and 1998.............................................       14
  Notes to Financial Statements.....................................       15

                          INDEPENDENT AUDITORS' REPORT



The Partners
Parker & Parsley 90-B, L.P.
  (A Delaware Limited Partnership):

We have audited the balance sheets of Parker & Parsley 90-B, L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 90-B, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                Ernst & Young LLP

Dallas, Texas
March 9, 2001

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS
                                   December 31


                                                       2000            1999
                                                   ------------    ------------
                  ASSETS

Current assets:
  Cash                                             $    364,895    $    311,017
  Accounts receivable - oil and gas sales               568,283         441,577
                                                    -----------     -----------
          Total current assets                          933,178         752,594
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               26,110,930      26,069,426
Accumulated depletion                               (21,899,717)    (21,529,251)
                                                    -----------     -----------
          Net oil and gas properties                  4,211,213       4,540,175
                                                    -----------     -----------
                                                   $  5,144,391    $  5,292,769
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     42,091    $     66,334

Partners' capital:
  Managing general partner                               51,027          52,268
  Limited partners (32,264 interests)                 5,051,273       5,174,167
                                                    -----------     -----------
                                                      5,102,300       5,226,435
                                                    -----------     -----------
                                                   $  5,144,391    $  5,292,769
                                                    ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31



                                             2000           1999           1998
                                          ----------     ----------     -----------

Revenues:
  Oil and gas                             $4,103,548     $2,461,819     $ 2,074,056
  Interest                                    31,656         15,628          18,654
  Gain on disposition of assets                5,487            -             4,527
                                           ---------      ---------      ----------
                                           4,140,691      2,477,447       2,097,237
                                           ---------      ---------      ----------
Costs and expenses:
  Oil and gas production                   1,511,223      1,296,822       1,403,494
  General and administrative                 122,731         93,562          72,284
  Impairment of oil and gas properties        86,231        240,063         744,642
  Depletion                                  284,235        399,531         888,276
                                           ---------      ---------      ----------
                                           2,004,420      2,029,978       3,108,696
                                           ---------      ---------      ----------
Net income (loss)                         $2,136,271     $  447,469     $(1,011,459)
                                           =========      =========      ==========
Allocation of net income (loss):
  Managing general partner                $   21,363     $    4,475     $   (10,115)
                                           =========      =========      ==========
  Limited partners                        $2,114,908     $  442,994     $(1,001,344)
                                           =========      =========      ==========
Net income (loss) per limited
  partnership interest                    $    65.55     $    13.73     $    (31.04)
                                           =========      =========      ==========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL



                                                 Managing
                                                 general        Limited
                                                 partner       partners         Total
                                                ----------    -----------    -----------

Partners' capital at January 1, 1998            $   73,061    $ 7,232,631    $ 7,305,692

    Distributions                                   (7,712)      (763,451)      (771,163)

    Net loss                                       (10,115)    (1,001,344)    (1,011,459)
                                                 ---------     -----------    ----------
Partners' capital at December 31, 1998              55,234      5,467,836      5,523,070

    Distributions                                   (7,441)      (736,663)      (744,104)

    Net income                                       4,475        442,994        447,469
                                                 ---------     ----------     ----------
Partners' capital at December 31, 1999              52,268      5,174,167      5,226,435

    Distributions                                  (22,604)    (2,237,802)    (2,260,406)

    Net income                                      21,363      2,114,908      2,136,271
                                                 ---------     ----------     ----------
Partners' capital at December 31, 2000          $   51,027    $ 5,051,273    $ 5,102,300
                                                 =========     ==========     ==========





   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31


                                                           2000            1999            1998
                                                        -----------     -----------     -----------

Cash flows from operating activities:
  Net income (loss)                                     $ 2,136,271     $   447,469     $(1,011,459)
  Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
       Impairment of oil and gas properties                  86,231         240,063         744,642
       Depletion                                            284,235         399,531         888,276
       Gain on disposition of assets                         (5,487)            -            (4,527)
  Changes in assets and liabilities:
       Accounts receivable                                 (126,706)       (214,284)        116,516
       Accounts payable                                     (24,243)          4,359         (31,997)
                                                         ----------      ----------      ----------
          Net cash provided by operating activities       2,350,301         877,138         701,451
                                                         ----------      ----------      ----------
Cash flows from investing activities:
  Additions to oil and gas properties                       (41,504)        (33,486)        (49,747)
  Proceeds from disposition of assets                         5,487             -             4,527
                                                         ----------      ----------      ----------
          Net cash used in investing activities             (36,017)        (33,486)        (45,220)
                                                         ----------      ----------      ----------
Cash flows used in financing activities:
  Cash distributions to partners                         (2,260,406)       (744,104)       (771,163)
                                                         ----------      ----------      ----------
Net increase (decrease) in cash                              53,878          99,548        (114,932)
Cash at beginning of year                                   311,017         211,469         326,401
                                                         ----------      ----------      ----------
Cash at end of year                                     $   364,895     $   311,017     $   211,469
                                                         ==========      ==========      ==========




   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


Note 1.     Organization and nature of operations

       Parker & Parsley 90-B, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware. The Partnership's managing general partner is Pioneer Natural Resources USA, Inc. ("Pioneer USA").

       The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Summary of significant accounting policies

       A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

       Oil and gas properties - The Partnership utilizes the successful efforts method of accounting for its oil and gas properties and equipment. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method on a property-by-property basis based on proved oil (dominant mineral) reserves as evaluated by independent petroleum consultants. The carrying amounts of properties sold or otherwise disposed of and the related allowances for depletion are eliminated from the accounts and any gain or loss is included in results of operations.

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

       Use of estimates in the preparation of financial statements - Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

       General and administrative expenses - General and administrative expenses are allocated in part to the Partnership by the managing general partner. Allocated expenses are determined by the managing general partner based upon the level of activity of the Partnership relative to the non- partnership activities of the managing general partner. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

       Reclassifications - Certain reclassifications may have been made to the 1999 and 1998 financial statements to conform to the 2000 financial statement presentations.

       Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. No such liabilities have been accrued as of December 31, 2000.

       Revenue recognition - The Partnership uses the entitlements method of accounting for oil, natural gas liquids ("NGLs") and natural gas revenues.

Note 3.     Impairment of long-lived assets

       In accordance with SFAS 121, the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of December 31, 2000, 1999 and 1998, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized non-cash impairment provisions of $86,231, $240,063 and $744,642 related to its proved oil and gas properties during 2000, 1999 and 1998, respectively.

Note 4.     Income taxes

       The financial statement basis of the Partnership's net assets and liabilities was $632,807 greater than the tax basis at December 31, 2000.

       The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:

                                                             2000          1999          1998
                                                          ----------    ----------    -----------

    Net income (loss) per statements of operations        $2,136,271    $  447,469    $(1,011,459)
    Depletion and depreciation provisions for tax
       reporting purposes less than amounts for
       financial reporting purposes                          246,057       359,438        475,607
    Impairment of oil and gas properties for financial
       reporting purposes                                     86,231       240,063        744,642
    Other, net                                                (4,768)      (12,935)        11,120
                                                           ---------     ---------     ----------
          Net income per Federal income tax
            returns                                       $2,463,791    $1,034,035    $   219,910
                                                           =========     =========     ==========

Note 5.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:

                                                             2000        1999         1998
                                                          ---------    ---------    ---------

       Development costs                                  $  41,504    $  33,486    $  49,747
                                                           ========     ========     ========

          Capitalized oil and gas properties consist of the following:

                                                              2000            1999
                                                          ------------    ------------
       Proved properties:
          Property acquisition costs                      $  1,002,057    $  1,002,057
          Completed wells and equipment                     25,108,873      25,067,369
                                                           -----------     -----------
                                                            26,110,930      26,069,426
       Accumulated depletion                               (21,899,717)    (21,529,251)
                                                           -----------     -----------
                  Net oil and gas properties              $  4,211,213    $  4,540,175
                                                           ===========     ===========

Note 6.     Related party transactions

       Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner during the years ended December 31:

                                                        2000         1999        1998
                                                     ---------    ---------    ---------
    Payment of lease operating and supervision
      charges in accordance with standard
      industry operating agreements                  $ 572,323    $ 581,191    $ 568,275

    Reimbursement of general and administrative
      expenses                                       $ 109,474    $  73,707    $  62,152

       The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Pioneer USA and P&P Employees 90-B Conv., L.P. ("EMPL"), Parker & Parsley 90-B Conv., L.P.
and the Partnership (the  "Partnerships")  are parties to the Program agreement.
EMPL is a limited partnership organized for the benefit of certain employees of Pioneer USA. EMPL was merged with Pioneer USA on December 28, 2000.

       The costs and revenues of the Program are allocated to Pioneer USA and the Partnerships as follows:

                                                          Pioneer USA(1)   Partnerships(2)
                                                          --------------   ---------------
  Revenues:
     Proceeds from disposition of depreciable and
       depletable properties
       First three years                                    14.141414%       85.858586%
       After first three years                              19.191919%       80.808081%
     All other revenues
       First three years                                    14.141414%       85.858586%
       After first three years                              19.191919%       80.808081%
  Costs and expenses:
     Lease acquisition costs, drilling and completion
       costs and all other costs                             9.090909%       90.909091%
     Operating costs, reporting and legal expenses and
       general and administrative expenses
       First three years                                    14.141414%       85.858586%
       After first three years                              19.191919%       80.808081%

    (1) Excludes Pioneer USA's 1% general partner ownership which is allocated at the Partnership level and 83 limited partner interests owned by Pioneer USA.
    (2)  The allocation between the Partnership and Parker & Parsley 90-B Conv.,
         L.P. is 73.05994% and 26.94006%, respectively.


Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 2000, 1999 and 1998 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved developed and located within the United States. The Partnership's reserves are based on an evaluation prepared by Williamson Petroleum Consultants, Inc., an independent petroleum consultant, using criteria established by the Securities and Exchange Commission.

                                                    Oil and NGLs        Gas
                                                       (bbls)          (mcf)
                                                    -------------   -----------

     Net proved reserves at January 1, 1998           2,481,201       2,344,959
     Revisions                                       (1,210,571)       (517,240)
     Production                                        (158,775)       (199,215)
                                                    -----------     -----------
     Net proved reserves at December 31, 1998         1,111,855       1,628,504
     Revisions                                        1,181,592       1,807,095
     Production                                        (146,064)       (192,016)
                                                    -----------     -----------
     Net proved reserves at December 31, 1999         2,147,383       3,243,583
     Revisions                                           46,430        (419,625)
     Production                                        (144,804)       (175,696)
                                                    -----------     -----------
     Net proved reserves at December 31, 2000         2,049,009       2,648,262
                                                    ===========     ===========

       As of December 31, 2000, the estimated present value of future net revenues of proved reserves, calculated using December 31, 2000 prices of $26.64 per barrel of oil, $13.19 per barrel of NGLs and $7.66 per mcf of gas, discounted at 10% was approximately $15,617,000 and undiscounted was $31,632,000.

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

Disclosures about Oil & Gas Producing Activities

Standardized Measure of Discounted Future Net Cash Flows

      The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. A Federal income tax provision has not been calculated as the income of the Partnership is included in the individual Federal income tax returns of the respective partners.

      Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

                                                          For the years ended December 31,
                                                       --------------------------------------
                                                          2000          1999          1998
                                                       ----------    ----------    ----------
                                                                   (in thousands)
Oil and gas producing activities:
   Future cash inflows                                 $   65,926    $   52,962    $   12,063
   Future production costs                                (34,294)      (29,776)       (9,053)
                                                        ---------     ---------     ---------
                                                           31,632        23,186         3,010
   10% annual discount factor                             (16,015)      (11,296)       (1,016)
                                                        ---------     ---------     ---------
   Standardized measure of discounted future
      net cash flows                                   $   15,617    $   11,890    $    1,994
                                                        =========     =========     =========

                                                          For the years ended December 31,
                                                       --------------------------------------
                                                          2000          1999          1998
                                                       ----------    ----------    ----------
                                                                   (in thousands)
   Oil and Gas Producing Activities:
     Oil and gas sales, net of production costs        $   (2,592)   $   (1,165)   $     (671)
     Net changes in prices and production costs             5,824         5,796        (6,480)
     Revisions of previous quantity estimates                (153)        8,478        (1,405)
     Accretion of discount                                  1,189           199           982
     Changes in production rates, timing and other           (541)       (3,412)         (254)
                                                        ---------     ---------     ---------
     Change in present value of future net revenues         3,727         9,896        (7,828)
                                                        ---------     ---------     ---------
     Balance, beginning of year                            11,890         1,994         9,822
                                                        ---------     ---------     ---------
     Balance, end of year                              $   15,617    $   11,890    $    1,994
                                                        =========     =========     =========

Note 8.     Major customers

      The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                                      2000      1999      1998
                                                     ------    ------    ------

                Plains Marketing, L.P.                 48%       46%        -
                TEPPCO Crude Oil LLC                   10%       11%        -
                Genesis Crude Oil, L.P.                 -         -         58%
                Western Gas Resources, Inc.             4%        5%        22%
                Phillips Petroleum Company             10%        5%         5%

       At December 31, 2000, the amounts receivable from Plains Marketing, L.P., TEPPCO Crude Oil LLC and Phillips Petroleum Company were $177,462, $37,001 and $20,032, respectively, which are included in the caption "Accounts receivable - oil and gas sales" in the accompanying Balance Sheet.

       Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Partnership to sell its oil, NGLs and gas production.

Note 9.     Partnership agreement

       The following is a brief summary of the more significant provisions of the limited partnership agreement:

       Managing general partner - The managing general partner of the Partnership is Pioneer USA. Pioneer USA has the power and authority to manage, control and administer all Program and Partnership affairs. As managing general partner and operator of the Partnership's properties, all production expenses are incurred by Pioneer USA and billed to the Partnership. The majority of the Partnership's oil and gas revenues are received directly by the Partnership, however, a portion of the oil and gas revenue is initially received by Pioneer USA prior to being paid to the Partnership. Under the Partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues.

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

                             Age at
                          December 31,
        Name                  2000                    Position
--------------------      ------------                --------

Scott D. Sheffield             48          President

Timothy L. Dove                44          Executive Vice President, Chief
                                             Financial Officer and Director

Dennis E. Fagerstone           51          Executive Vice President and Director

Mark L. Withrow                53          Executive Vice President, General
                                             Counsel and Director

Danny Kellum                   46          Executive Vice President - Domestic
                                             Operations and Director

Rich Dealy                     34          Vice President and Chief Accounting
                                             Officer

         Scott D. Sheffield. Mr. Sheffield is a graduate of The University of Texas with a B.S. in Petroleum Engineering. Since August 1997, he has served as President, Chief Executive Officer and a director of Pioneer and President of Pioneer USA. Mr. Sheffield assumed the position of Chairman of the Board of Pioneer in August 1999. He served as a director of Pioneer USA from August 1997 until his resignation from the board in June 1999. Mr. Sheffield was the President and a director of Parker & Parsley Petroleum Company ("Parker & Parsley") from May 1990 until August 1997 and was the Chairman of the Board and Chief Executive Officer of Parker & Parsley from October 1990 until August 1997. He was the sole director of Parker & Parsley from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. He served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a director. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC's predecessor, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

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

       Dennis E. Fagerstone. Mr. Fagerstone, a graduate of the Colorado School of Mines with a B.S. in Petroleum Engineering, became an Executive Vice President of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. He served as Executive Vice President and Chief Operating Officer of MESA Inc. ("Mesa") from March 1, 1997 until August 1997. From October 1996 to February 1997, Mr. Fagerstone served as Senior Vice President and Chief Operating Officer of Mesa and from May 1991 to October 1996, he served as Vice President - Exploration and Production of Mesa. From June 1988 to May 1991, Mr. Fagerstone served as Vice President - Operations of Mesa.

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

       Danny Kellum. Mr. Kellum, who received a Bachelor of Science degree in Petroleum Engineering from Texas Tech University in 1979, was elected Executive Vice President - Domestic Operations of Pioneer and Pioneer USA on May 18, 2000 and Director of Pioneer USA on February 1, 2000. From January 2000 until May 2000, Mr. Kellum served as Vice President - Domestic Operations of Pioneer and Pioneer USA. Mr. Kellum served as Vice President Permian Division of Pioneer and Pioneer USA from April 1998 until December 1999. From 1989 until 1994 he served as Spraberry District Manager and as Vice President of the Spraberry and Permian Division for Parker & Parsley until August of 1997. Mr. Kellum joined Parker & Parsley as an operations engineer in 1981 after a brief career with Mobil Oil Corporation.

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

ITEM 11.     Executive Compensation

The Partnership does not have any directors or officers. Management of the Partnership is performed by Pioneer USA, the managing general partner. The
Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the Program agreement, Pioneer USA pays approximately 10% of the Program's acquisition, drilling and completion costs and approximately 15% during the first three years and approximately 20% after three years of its operating and general and administrative expenses. In return, they are allocated approximately 15% during the first three years and approximately 20% after three years of the Program's revenues.

The Partnership does not directly pay any salaries of the executive officers of Pioneer USA, but does pay a portion of Pioneer USA's general and administrative expenses of which these salaries are a part.

See Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding fees and reimbursements paid to the managing general partner by the Partnership.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)      Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA owned 83 limited partnership interests at January 1, 2001.

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

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner during the years ended December 31:

                                                      2000          1999        1998
                                                    ---------    ---------    ---------
   Payment of lease operating and supervision
     charges in accordance with standard
     industry operating agreements                  $ 572,323    $ 581,191    $ 568,275

   Reimbursement of general and administrative
     expenses                                       $ 109,474    $  73,707    $  62,152

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

                                     PART IV

ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    1.    Financial statements

             The following are filed as part of this Report:

                Independent Auditors' Report

                Balance sheets as of December 31, 2000 and 1999

                Statements of operations for the years ended December 31, 2000,
                  1999 and 1998

                Statements of partners' capital for the years ended December 31,
                  2000, 1999 and 1998

                Statements of cash flows for the years ended December 31, 2000,
                   1999 and 1998

                Notes to financial statements

       2.    Financial statement schedules

             All financial statement schedules have been omitted since the required information is in the financial statements or notes thereto, or is not applicable nor required.

(b)    Reports on Form 8-K

None.

(c)    Exhibits

       The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

                               S I G N A T U R E S


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PARKER & PARSLEY 90-B, L.P.

Dated: March 28, 2001           By:     Pioneer Natural Resources USA, Inc.
                                          Managing General Partner


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


/s/ Scott D. Sheffield     President of Pioneer USA              March 28, 2001
------------------------
Scott D. Sheffield


/s/ Timothy L. Dove        Executive Vice President, Chief       March 28, 2001
------------------------   Financial Officer and Director of
Timothy L. Dove            Pioneer USA


/s/ Dennis E. Fagerstone   Executive Vice President and          March 28, 2001
------------------------   Director of Pioneer USA
Dennis E. Fagerstone


/s/ Mark L. Withrow        Executive Vice President, General     March 28, 2001
------------------------   Counsel and Director of Pioneer USA
Mark L. Withrow


/s/ Danny Kellum           Executive Vice President - Domestic   March 28, 2001
------------------------   Operations and Director of Pioneer
Danny Kellum               USA


/s/ Rich Dealy             Vice President and Chief Accounting   March 28, 2001
------------------------   Officer of Pioneer USA
Rich Dealy

                           PARKER & PARSLEY 90-B, L.P.

                                INDEX TO EXHIBITS

       The following documents are incorporated by reference in response to Item 14(c):

 Exhibit No.                       Description                           Page

    3(a)            Form of Agreement of Limited Partnership               -
                    of Parker & Parsley 90-B, L.P. incorporated by reference to Exhibit A of the Post-Effective Amendment No. 1 of the Partnership's
                    Registration Statement on Form S-1
                    (Registration No. 33-26097)

    4(b)            Form of Limited Partner Subscription Agreement         -
                    incorporated by reference to Exhibit C of the Post-Effective Amendment No. 1 of the
                    Partnership's Registration Statement on Form
                    S-1 (Registration No. 33-26097)

    4(b)            Form of General Partner Subscription Agreement         -
                    incorporated by reference to Exhibit D of the Post-Effective Amendment No. 1 of the
                    Partnership's Registration Statement on Form
                    S-1 (Registration No. 33-26097)

    4(b)            Power of Attorney incorporated by reference to         -
                    Exhibit B of Amendment No. 1 of the
                    Partnership's Registration Statement on Form
                    S-1 (Registration No. 33-26097)

    4(c)            Specimen Certificate of Limited Partnership            -
                    Interest incorporated by reference to Exhibit 4c of the Partnership's Registration Statement on Form S-1 (Registration No. 33-26097)

   10(b)            Form of Development Drilling Program                   -
                    Agreement incorporated by reference to Exhibit
                    B of the Post-Effective Amendment No. 1 of the Partnership's Registration Statement on
                    Form S-1 (Registration No. 33-26097)