Form 10-Q
period 2001-06-30
PARKER & PARSLEY 90 B L P
filed 2001-08-07
CIK 844618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                         Commission File No. 33-26097-07


                           PARKER & PARSLEY 90-B, L.P.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


                          Delaware                           75-2329287
          -----------------------------------------     ---------------------
               (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)           Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas          75039
     -------------------------------------------------       ------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-B, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three and six
              months ended June 30, 2001 and 2000....................    4

            Statement of Partners' Capital for the six months
              ended June 30, 2001....................................    5

            Statements of Cash Flows for the six months ended
              June 30, 2001 and 2000.................................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   11

            Signatures...............................................   12

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                   (Unaudited)
                 ASSETS
Current assets:
 Cash                                              $  1,006,322    $    364,895
 Accounts receivable - oil and gas sales                454,542         568,283
                                                    -----------     -----------
        Total current assets                          1,460,864         933,178
                                                    -----------     -----------
Oil and gas properties - at cost,  based on the
 successful efforts accounting method                25,938,605      26,110,930
Accumulated depletion                               (21,873,017)    (21,899,717)
                                                    -----------     -----------
        Net oil and gas properties                    4,065,588       4,211,213
                                                    -----------     -----------
                                                   $  5,526,452    $  5,144,391
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Accounts payable - affiliate                      $     88,337    $     42,091

Partners' capital:
 Managing general partner                                54,385          51,027
 Limited partners (32,264 interests)                  5,383,730       5,051,273
                                                    -----------     -----------
                                                      5,438,115       5,102,300
                                                    -----------     -----------
                                                   $  5,526,452    $  5,144,391
                                                    ===========     ===========



   The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                                            PARKER & PARSLEY 90-B, L.P.
                                         (A Delaware Limited Partnership)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                        Three months ended          Six months ended
                                              June 30,                   June 30,
                                     ------------------------    ------------------------
                                        2001          2000          2001          2000
                                     ----------    ----------    ----------    ----------
Revenues:
  Oil and gas                        $  917,666    $  966,583    $2,069,524    $1,863,518
  Interest                                7,073         7,402        14,158        13,142
  Gain on disposition of assets           2,926           -           8,283         5,487
                                      ---------     ---------     ---------     ---------
                                        927,665       973,985     2,091,965     1,882,147
                                      ---------     ---------     ---------     ---------
Costs and expenses:
  Oil and gas production                376,953       389,681       765,323       752,025
  General and administrative             25,284        31,430        61,934        58,911
  Depletion                              74,458        69,726       147,093       142,347
  Abandoned property                      8,296           -           8,296           -
                                      ---------     ---------     ---------     ---------
                                        484,991       490,837       982,646       953,283
                                      ---------     ---------     ---------     ---------
Net income                           $  442,674    $  483,148    $1,109,319    $  928,864
                                      =========     =========     =========     =========
Allocation of net income:
  Managing general partner           $    4,427    $    4,832    $   11,093    $    9,289
                                      =========     =========     =========     =========
  Limited partners                   $  438,247    $  478,316    $1,098,226    $  919,575
                                      =========     =========     =========     =========
Net income per limited
  partnership interest               $    13.58    $    14.82    $    34.04    $    28.50
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                          Managing
                                          general      Limited
                                          partner      partners       Total
                                         ---------    ----------    ----------


Balance at January 1, 2001               $  51,027    $5,051,273    $5,102,300

    Distributions                           (7,735)     (765,769)     (773,504)

    Net income                              11,093     1,098,226     1,109,319
                                          --------     ---------     ---------

Balance at June 30, 2001                 $  54,385    $5,383,730    $5,438,115
                                          ========     =========     =========





         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Six months ended
                                                                 June 30,
                                                        ------------------------
                                                           2001          2000
                                                        ----------    ----------
Cash flows from operating activities:
  Net income                                            $1,109,319    $  928,864
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          147,093       142,347
        Gain on disposition of assets                       (8,283)       (5,487)
  Changes in assets and liabilities:
        Accounts receivable                                113,741       (19,535)
        Accounts payable                                    46,246        35,060
                                                         ---------     ---------
          Net cash provided by operating activities      1,408,116     1,081,249
                                                         ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                       (1,468)      (28,083)
  Proceeds from asset dispositions                           8,283         5,487
                                                         ---------     ---------
          Net cash provided by (used in)
             investing activities                            6,815       (22,596)
                                                         ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                          (773,504)     (983,517)
                                                         ---------     ---------
Net increase in cash                                       641,427        75,136
Cash at beginning of period                                364,895       311,017
                                                         ---------     ---------
Cash at end of period                                   $1,006,322    $  386,153
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 90-B, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
   June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 11% to $2,069,524 for the six months ended June 30, 2001 as compared to $1,863,518 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2001, 47,052 barrels of oil, 17,412 barrels of natural gas liquids ("NGLs") and 95,918 mcf of gas were sold, or 80,450 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 48,699 barrels of oil, 23,339 barrels of NGLs and 89,536 mcf of gas were sold, or 86,961 BOEs.

The average price received per barrel of oil increased $.54, or 2%, from $27.72 for the six months ended June 30, 2000 to $28.26 for the same period in 2001. The average price received per barrel of NGLs increased $2.09, or 15%, from $14.00 during the six months ended June 30, 2000 to $16.09 for the same period in 2001. The average price received per mcf of gas increased 130% from $2.08 for the six months ended June 30, 2000 to $4.79 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Gains on disposition of assets of $8,283 and $5,487 were recognized during the six months ended June 30, 2001 and 2000, respectively. The gain recognized during the period in 2001 was due to salvage income received from one well plugged and abandoned during the current year. The gain recognized during the period in 2000 was from the sale of equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $982,646 for the six months ended June 30, 2001 as compared to $953,283 for the same period in 2000, an increase of $29,363, or 3%. The increase was due to increases in production costs, abandoned property costs, depletion and general and administrative expenses ("G&A").

Production costs were $765,323 for the six months ended June 30, 2001 and $752,025 for the same period in 2000, resulting in a $13,298 increase, or 2%. The increase was primarily the result of higher production taxes associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 5% from $58,911 for the six months ended June 30, 2000 to $61,934 for the same period in 2001, primarily due to an increase in tax and audit fees.

Depletion was $147,093 for the six months ended June 30, 2001 as compared to $142,347 for the same period in 2000, an increase of $4,746, or 3%. This increase was primarily due to downward revisions to proved reserves on several wells during the period ended June 30, 2001, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 2000 and a decline in oil production of 1,647 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Abandoned property costs of $8,296 were incurred during the six months ended June 30, 2001 due to the plugging and abandonment of one well during the current year.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 5% to $917,666 for the three months ended June 30, 2001 as compared to $966,583 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received for oil and NGLs, offset by higher average prices received for gas. For the three months ended June 30, 2001, 23,315 barrels of oil, 8,603 barrels of NGLs and 44,414 mcf of gas were sold, or 39,320 BOEs. For the three months ended June 30, 2000, 24,312 barrels of oil, 12,529 barrels of NGLs and 47,154 mcf of gas were sold, or 44,700 BOEs.

The average price received per barrel of oil decreased $.51, or 2%, from $27.75 for the three months ended June 30, 2000 to $27.24 for the same period in 2001. The average price received per barrel of NGLs decreased $.22, or 2%, from $14.10 during the three months ended June 30, 2000 to $13.88 for the same period in 2001. The average price received per mcf of gas increased 50% from $2.44 during the three months ended June 30, 2000 to $3.67 for the same period in 2001.

Gain on disposition of assets of $2,926 was recognized during the three months ended June 30, 2001 due to salvage income received from one well plugged and abandoned during the current period.

Costs and Expenses:

Total costs and expenses decreased to $484,991 for the three months ended June 30, 2001 as compared to $490,837 for the same period in 2000, a decrease of $5,846, or 2%. This decrease was due to declines in production costs and G&A, offset by increases in abandoned property costs and depletion.

Production costs were $376,953 for the three months ended June 30, 2001 and $389,681 for the same period in 2000 resulting in a $12,728 decrease, or 3%. This decrease was primarily due to lower workover expense.

During this period, G&A decreased 20% from $31,430 for the three months ended June 30, 2000 to $25,284 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues and a decline in audit and tax fees.

Depletion was $74,458 for the three months ended June 30, 2001 as compared to $69,726 for the same period in 2000, an increase of $4,732, or 7%. This increase was primarily due to downward revisions to proved reserves on several wells during the period ended June 30, 2001, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 2000 and a decline in oil production of 997 barrels for the three months ended June 30, 2001 as compared to the same period in 2000.

Abandoned property costs of $8,296 were incurred during the three months ended June 30, 2001 due to the plugging and abandonment of one well during the current period.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $326,867 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase resulted from an increase of $207,022 in oil and gas sales receipts and a reduction in working capital of $144,462, offset by increases in production costs of $13,298, abandoned property costs of $8,296 and G&A expenses of $3,023. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $318,339 to oil and gas receipts, offset by $111,317 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to increased production taxes associated with higher oil and gas prices. The increase in G&A was primarily due to an increase in audit and tax fees.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities for the six months ended June 30, 2001 and 2000 were related to expenditures for upgrades of oil and gas equipment on active properties.

Proceeds from asset dispositions of $8,283 and $5,487 were received during the six months ended June 30, 2001 and 2000, respectively. The proceeds recognized during the period in 2001 were due to salvage income from one well plugged and abandoned during the current year. The proceeds recognized during 2000 were from the sale of equipment on one fully depleted well.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $773,504, of which $7,735 was distributed to the managing general partner and $765,769 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $983,517, of which $9,835 was distributed to the managing general partner and $973,682 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

--------------

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

                                           PARKER & PARSLEY 90-B, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated:  August 6, 2001            By:      /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer