Form 10-Q
period 2001-09-30
PARKER & PARSLEY 90 B L P
filed 2001-11-07
CIK 844618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


                         Commission File No. 33-26097-07


                           PARKER & PARSLEY 90-B, L.P.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


                 Delaware                                     75-2329287
    -----------------------------------------           ---------------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                  Identification Number)


5205 N. O'Connor Blvd., Suite 1400, Irving, Texas                75039
-------------------------------------------------             -------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-B, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2001 and
               December 31, 2000......................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2001................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000.............................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    8


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................   12

            Signatures................................................   13

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                  September 30,   December 31,
                                                       2001           2000
                                                  -------------   ------------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash                                            $    798,150    $    364,895
  Accounts receivable - oil and gas sales              393,565         568,283
                                                   -----------     -----------
         Total current assets                        1,191,715         933,178
                                                   -----------     -----------
Oil and gas properties - at cost,  based on the
  successful efforts accounting method              25,946,724      26,110,930
Accumulated depletion                              (21,988,768)    (21,899,717)
                                                   -----------     -----------
         Net oil and gas properties                  3,957,956       4,211,213
                                                   -----------     -----------
                                                  $  5,149,671    $  5,144,391
                                                   ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    137,433    $     42,091

Partners' capital:
  Managing general partner                              50,126          51,027
  Limited partners (32,264 interests)                4,962,112       5,051,273
                                                   -----------     -----------
                                                     5,012,238       5,102,300
                                                   -----------     -----------
                                                  $  5,149,671    $  5,144,391
                                                   ===========     ===========


The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

  The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                           Three months ended          Nine months ended
                                              September 30,               September 30,
                                        ------------------------    ------------------------
                                           2001          2000          2001          2000
                                        ----------    ----------    ----------    ----------
Revenues:
  Oil and gas                           $  814,193    $1,098,786    $2,883,717    $2,962,304
  Interest                                   5,341         9,281        19,499        22,423
  Gain on disposition of assets             11,959           -          20,242         5,487
                                         ---------     ---------     ---------     ---------
                                           831,493     1,108,067     2,923,458     2,990,214
                                         ---------     ---------     ---------     ---------
Costs and expenses:
  Oil and gas production                   456,072       368,259     1,221,395     1,120,284
  General and administrative                22,471        37,886        84,405        96,797
  Impairment of oil and gas properties      30,575           -          30,575           -
  Depletion                                 85,177        67,785       232,270       210,132
  Abandoned property                           213           -           8,509           -
                                         ---------     ---------     ---------     ---------
                                           594,508       473,930     1,577,154     1,427,213
                                         ---------     ---------     ---------     ---------
Net income                              $  236,985    $  634,137    $1,346,304    $1,563,001
                                         =========     =========     =========     =========
Allocation of net income:
  Managing general partner              $    2,370    $    6,341    $   13,463    $   15,630
                                         =========     =========     =========     =========
  Limited partners                      $  234,615    $  627,796    $1,332,841    $1,547,371
                                         =========     =========     =========     =========
Net income per limited
  partnership interest                  $     7.27    $    19.46    $    41.31    $    47.96
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners         Total
                                      ----------    -----------    -----------


Balance at January 1, 2001            $   51,027    $ 5,051,273    $ 5,102,300

    Distributions                        (14,364)    (1,422,002)    (1,436,366)

    Net income                            13,463      1,332,841      1,346,304
                                       ---------     ----------     ----------

Balance at September 30, 2001         $   50,126    $ 4,962,112    $ 5,012,238
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

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                           September 30,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
Cash flows from operating activities:
   Net income                                        $ 1,346,304    $ 1,563,001
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Impairment of oil and gas properties               30,575            -
       Depletion                                         232,270        210,132
       Gain on disposition of assets                     (20,242)        (5,487)
   Changes in assets and liabilities:
       Accounts receivable                               174,718        (98,986)
       Accounts payable                                   95,342         54,488
                                                      ----------     ----------
         Net cash provided by operating activities     1,858,967      1,723,148
                                                      ----------     ----------
Cash flows from investing activities:
   Additions to oil and gas properties                    (9,898)       (38,547)
   Proceeds from asset dispositions                       20,552          5,487
                                                      ----------     ----------
         Net cash provided by (used in) investing
           activities                                     10,654        (33,060)
                                                      ----------     ----------
Cash flows used in financing activities:
   Cash distributions to partners                     (1,436,366)    (1,619,198)
                                                      ----------     ----------
Net increase in cash                                     433,255         70,890
Cash at beginning of period                              364,895        311,017
                                                      ----------     ----------
Cash at end of period                                $   798,150    $   381,907
                                                      ==========     ==========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 90-B, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $30,575 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Note 4.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of the limited partners of the Partnership. Pioneer has valued the Partnership interest at $8,900,613 of which $8,788,939 is allocated to the non-affiliated limited partners. If a majority of the limited partners approve the transaction, the limited partners will receive their value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
   30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 3% to $2,883,717 for the nine months ended September 30, 2001 as compared to $2,962,304 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and natural gas liquids ("NGLs") and a decline in production, offset by higher average prices received for gas. For the nine months ended September 30, 2001, 69,840 barrels of oil, 27,890 barrels of NGLs and 140,294 mcf of gas were sold, or 121,112 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 73,699 barrels of oil, 35,181 barrels of NGLs and 135,699 mcf of gas were sold, or 131,497 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.07, or 4%, from $28.68 for the nine months ended September 30, 2000 to $27.61 for the same period in 2001. The average price received per barrel of NGLs decreased $.33, or 2%, from $14.66 during the nine months ended September 30, 2000 to $14.33 for the same period in 2001. The average price received per mcf of gas increased 62% from $2.45 for the nine months ended September 30, 2000 to $3.96 for the same period in 2001 The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Gains on disposition of assets of $20,242 and $5,487 were recognized during the nine months ended September 30, 2001 and 2000, respectively. The gain recognized during the period ended September 30, 2001 consisted of $19,074 salvage income from one well plugged and abandoned in the current period and $1,168 from equipment credits received on one fully depleted well. The gain recognized during the period ended September 30, 2000 was derived from the sale of equipment on one fully depleted well. Abandoned property costs of $8,509 were incurred during the nine months ended September 30, 2001 to plug one well in the current period.

Costs and Expenses:

Total costs and expenses increased to $1,577,154 for the nine months ended September 30, 2001 as compared to $1,427,213 for the same period in 2000, an increase of $149,941, or 11%. The increase was due to increases in production costs, the impairment of oil and gas properties, depletion and abandoned property costs, offset by a decline in general and administrative expenses ("G&A").

Production costs were $1,221,395 for the nine months ended September 30, 2001 and $1,120,284 for the same period in 2000, resulting in an increase of $101,111, or 9%. The increase was primarily due to higher ad valorem taxes and additional workover and well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 13% from $96,797 for the nine months ended September 30, 2000 to $84,405 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $30,575 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Depletion was $232,270 for the nine months ended September 30, 2001 as compared to $210,132 for the same period in 2000, representing an increase of $22,138, or 11%. This increase was primarily due to a decline in proved reserves during the period ended September 30, 2001 due to lower commodity prices as compared to the same period in 2000, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 2000 and by a decrease in oil production of 3,859 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
   30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 26% to $814,193 for the three months ended September 30, 2001 as compared to $1,098,786 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decline in production. For the three months ended September 30, 2001, 22,788 barrels of oil, 10,478 barrels of NGLs and 44,376 mcf of gas were sold, or 40,662 BOEs. For the three months ended September 30, 2000, 25,000 barrels of oil, 11,842 barrels of NGLs and 46,163 mcf of gas were sold, or 44,536 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $4.26, or 14%, from $30.54 for the three months ended September 30, 2000 to $26.28 for the same period in 2001. The average price received per barrel of NGLs decreased $4.53, or 28%, from $15.94 during the three months ended September 30, 2000 to $11.41 for the same period in 2001. The average price received per mcf of gas decreased 32% from $3.17 during the three months ended September 30, 2000 to $2.16 for the same period in 2001.

A gain on disposition of assets of $11,959 recognized during the three months ended September 30, 2001 was due to $10,791 salvage income from one well plugged and abandoned in the current period and $1,168 from equipment credits received on one fully depleted well. Abandoned property costs of $213 were incurred during the three months ended September 30, 2001 to plug this well.

Costs and Expenses:

Total costs and expenses increased to $594,508 for the three months ended September 30, 2001 as compared to $473,930 for the same period in 2000, an increase of $120,578, or 25%. This increase was due to increases in production costs, the impairment of oil and gas properties, depletion and abandoned property costs, offset by a decline in G&A.

Production costs were $456,072 for the three months ended September 30, 2001 and $368,259 for the same period in 2000 resulting in an $87,813 increase, or 24%. The increase was primarily due to higher ad valorem taxes and additional workover and well maintenance costs incurred to stimulate well production, offset by a decrease in production taxes.

During this period, G&A decreased 41% from $37,886 for the three months ended September 30, 2000 to $22,471 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

The Partnership recognized a non-cash impairment provision of $30,575 related to its proved oil and gas properties for the three months ended September 30, 2001.

Depletion was $85,177 for the three months ended September 30, 2001 as compared to $67,785 for the same period in 2000, representing an increase of $17,392, or 26%. This increase was attributable to a reduction in proved reserves during the period ended September 30, 2001 as a result of lower commodity prices as compared to the same period in 2000, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 2000 and by a decrease in oil production of 2,212 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $135,819 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was due to reductions of $314,558 in working capital and $12,392 in G&A expenses, offset by increases in production costs of $101,111 and abandoned property costs of $8,509 and a decline in oil and gas sales receipts of $81,511. The decrease in oil and gas receipts resulted from the decline in oil and NGL prices during 2001 which resulted in a $90,026 decline to oil and gas receipts and $192,845 resulting from the decline in production during 2001 as compared to the same period in 2000, offset by an increase in gas prices which contributed an additional $201,360 to oil and gas receipts. The increase in production costs was primarily due to higher ad valorem taxes and additional workover and well maintenance costs incurred to stimulate well production. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2001 and 2000 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $20,552 and $5,487 were recognized during the nine months ended September 30, 2001 and 2000, respectively. The proceeds recognized during the period ended September 30, 2001 were primarily due to salvage income from one well plugged and abandoned during the current period. The proceeds recognized during the period ended September 30, 2000 were derived from the sale of equipment on one fully depleted well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $1,436,366, of which $14,364 was distributed to the managing general partner and $1,422,002 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $1,619,198, of which $16,192 was distributed to the managing general partner and $1,603,006 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY 90-B, L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 7, 2001           By:    /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer